Form 10-Q
period 1994-12-31
EXIDE ELECTRONICS GROUP INC
filed 1995-02-14
CIK 772372

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1994      Commission File No. 0-18106

                 EXIDE ELECTRONICS GROUP, INC.
     (Exact name of registrant as specified in its charter)

      Delaware                                23-2231834
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)

      8521 Six Forks Road, Raleigh, North Carolina  27615
     (Address of principal executive offices and zip code)

                         (919) 872-3020
      (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [  x  ]                               No [     ]


As of February 10, 1995, 7,736,929 shares of the Registrant's
$0.01 par value common stock were outstanding.









Exhibit Index on sequential page number: 19

                  EXIDE ELECTRONICS GROUP, INC.
              CONSOLIDATED STATEMENT OF OPERATIONS
                          (Unaudited)

(in thousands, except per share amounts)
                                                Three Months Ended
                                                    December 31,
                                                  1994      1993
                                                --------  --------
Revenues
   Products                                      $56,277   $45,761
   Services                                       24,987    24,425
                                                 -------   -------
     Total revenues                               81,264    70,186
                                                 -------   -------
Cost of revenues
   Products                                       43,096    33,718
   Services                                       17,669    17,091
                                                 -------   -------
     Total cost of revenues                       60,765    50,809
                                                 -------   -------
   Gross profit                                   20,499    19,377
                                                 -------   -------
Selling, general and administrative expense       14,336    14,047
Research and development expense                   2,177     1,911
                                                 -------   -------
    Income from operations                         3,986     3,419

Interest expense                                   1,341     1,242
Interest income                                    (139)     (129)
Other (income) expense                              (81)       193
                                                 -------   -------
    Income before income taxes                     2,865     2,113

Provision for income taxes                         1,119       887
                                                 -------   -------
Net income                                        $1,746    $1,226

Preferred stock dividends                            197       198
                                                 -------   -------
Net income applicable to common shareholders      $1,549    $1,028
                                                 =======   =======
Primary earnings per share
   Net income                                      $0.25     $0.16
                                                 =======   =======
   Weighted average number of common and
   equivalent shares outstanding                   6,272     6,246
                                                 =======   =======
Fully diluted earnings per share
   Net income                                      $0.23     $0.16
                                                 =======   =======
   Weighted average number of common and
   equivalent shares outstanding                   7,494     7,440
                                                 =======   =======

 The accompanying notes are an integral part of these financial statements.

                       EXIDE ELECTRONICS GROUP, INC.
                        CONSOLIDATED BALANCE SHEET
(dollars in thousands)
                                     December 31,   September 30,  December 31,
                                         1994           1994          1993
                                      (unaudited)     (see note)    (unaudited)
                                      -------------    ----------   ------------
ASSETS
Current assets
   Cash and cash equivalents                  $959        $5,511         $3,463
   Accounts receivable                      82,592        97,684         69,960
   Inventories                              48,893        45,381         51,289
   Deferred tax assets                       6,548         6,428          5,928
   Other current assets                      3,899         4,090          2,325
                                           -------       -------        -------
      Total current assets                 142,891       159,094        132,965
                                           -------       -------        -------
Property, plant, and equipment
   Land, buildings, and leasehold
     improvements                            8,701         8,714          8,627
   Machinery and equipment                  46,658        44,634         38,365
                                           -------       -------        -------
                                            55,359        53,348         46,992
   Accumulated depreciation                 27,650        26,301         22,162
                                           -------       -------        -------
                                            27,709        27,047         24,830
                                           -------       -------        -------
Other assets                                15,561        15,534         13,460
                                          --------      --------       --------
                                          $186,161      $201,675       $171,255
                                          ========      ========       ========
LIABILITIES, REDEEMABLE PREFERRED STOCK, & COMMON SHAREHOLDERS' EQUITY
Current liabilities
   Short-term debt                          $5,817        $5,802         $2,395
   Accounts payable                         49,376        41,198         29,050
   Deferred revenues                        11,741        13,703          8,981
   Accrued compensation                      4,747         7,780          3,804
   Accrued income taxes payable                265             -            514
   Other accrued liabilities                 5,452         7,134          5,062
                                           -------       -------        -------
      Total current liabilities             77,398        75,617         49,806
                                           -------       -------        -------
Long-term debt                              21,000        39,700         42,300
Convertible subordinated notes              15,000        15,000         15,000
Deferred liabilities                         2,835         2,781          2,884
Redeemable preferred stock                  10,000        10,000         10,000
Common shareholders' equity
    Common stock, $0.01 par value,
     15,000,000 shares authorized;
     shares issued - 6,230,755 at
     December 31, 1994, 6,225,505
     at September 30, 1994, and
     6,162,079 at December 31, 1993             62            62             62
    Additional paid-in capital              36,343        36,667         35,398
    Retained earnings                       31,104        29,556         23,643
    Cumulative translation adjustments      (2,159)       (1,757)        (1,980)
                                           -------       -------        -------
                                            65,350        64,528         57,123
                                           -------       -------        -------
     Less:  Notes receivable from
              shareholders                  (5,295)       (5,951)        (5,858)
            Treasury stock, at cost           (127)            -              -
                                           -------       -------        -------
                                            59,928        58,577         51,265
                                          --------      --------       --------
                                          $186,161      $201,675       $171,255
                                          ========      ========       ========

The accompanying notes are an integral part of these financial statements.

Note:    The consolidated balance sheet at September 30, 1994 has been derived from the audited financial statements at that date.

                        EXIDE ELECTRONICS GROUP, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (unaudited)

(in thousands)
                                                       Three Months Ended
                                                          December 31,
                                                       ------------------
                                                         1994       1993
                                                       ---------  -------
Cash flows from operating activities
   Net income                                             $1,746   $1,226
     Adjustments to reconcile net income to
       cash provided by (used in) operating
       activities:
       Depreciation expense                                1,468    1,377
       Amortization expense                                  633      442
       Decrease in accounts receivable                    15,839   21,020
       Increase in inventories                           (3,825)  (7,105)
       (Increase) decrease in other current assets           191    (925)
       Increase (decrease) in accounts payable             8,178  (9,224)
       Decrease in other current liabilities             (6,216)  (8,064)
       Other, net                                          (138)      807
                                                         -------  -------
   Net cash provided by (used in) operating activities    17,876    (446)
                                                         -------  -------
Cash flows from investing activities
   Acquisitions of property, plant, and equipment        (2,187)  (1,561)
   Other, net                                              (608)    (298)
                                                         -------  -------
   Net cash used in investing activities                 (2,795)  (1,859)
                                                         -------  -------
   Cash flows from financing activities
   Proceeds from bank credit facilities                   18,130   21,018
   Payments of bank credit facilities                   (32,196)  (18,077)
   Payment of industrial revenue bonds                   (4,600)    (900)
   Issuances of common stock                                   2       93
   Purchases of treasury stock                             (625)        -
   Preferred stock dividends                               (395)    (445)
   Payments of notes receivable from shareholders            104      155
   Other, net                                               (53)    (263)
                                                        --------    -----
   Net cash provided by (used in) financing activities  (19,633)    1,581
                                                        --------    -----
Net decrease in cash and cash equivalents                (4,552)    (724)

Cash and cash equivalents, beginning of period             5,511    4,187
                                                        --------   ------
Cash and cash equivalents, end of period                    $959   $3,463
                                                        ========   ======
 The accompanying notes are an integral part of these financial statements.

                 Exide Electronics Group, Inc.
           Notes to Consolidated Financial Statements


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures required for complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements presented in the company's 1994 Annual Report to Shareholders.

In the opinion of management, the accompanying consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 1994. The results of operations for the three months ended December 31, 1994 are not necessarily indicative of the results to be expected for the full year.

Certain   amounts   in  the  consolidated  financial   statements
presented herein for prior periods have been reclassified to conform to the method of presentation used in fiscal 1995. These reclassifications are not material.

Note 2 - Inventories

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost or market, and consist of the following (in thousands):

                        December 31,  September 30,  December 31,
                            1994           1994         1993
                        ------------  -------------  ------------
Raw materials and
supplies                   $ 17,037       $ 16,253     $ 21,701
Work in process               4,311          4,338        7,807
Finished goods               15,064         13,093       13,111
Service parts                12,481         11,697        8,670
                           --------       --------     --------
                           $ 48,893       $ 45,381     $ 51,289
                           ========       ========     ========

Note 3 - Subsequent Event

On February 8, 1995, the company completed the merger of International Power Machines Corporation (IPM) with a newly formed subsidiary of the company. IPM develops, manufactures, sells and services uninterruptible power systems (UPS). The merger is structured as a tax-free reorganization and will be accounted for as a pooling of interests. The company exchanged approximately 1.5 million newly registered shares of Exide Electronics' common stock for all of IPM's capital stock. Pro forma unaudited results of operations assuming the merger had occurred as of October 1, 1993 are as follows:

(In thousands, except per share amounts)

                                             Three Months Ended
                                                 December 31,
                                             ------------------
                                               1994       1993
                                             --------    --------
     Revenue                                 $ 92,066    $ 79,672
     Net income                               $ 2,283     $ 1,914
     Primary earnings per share                $ 0.27      $ 0.22
     Fully diluted earnings per share          $ 0.25      $ 0.21

The pro forma unaudited results of operations shown above do not include the effects of potential changes in accounting methods, which have not been determined at this time.


Note 4 - Litigation

In January 1989, a case entitled "James Hendry d.b.a. Synergy Sales Engineering v. Exide Electronics Corporation" (Hendry) was filed by a former manufacturer's representative of the company, alleging that the company failed to pay commissions owed to him on certain sales. In April 1990, a jury awarded the plaintiff damages of approximately $14.9 million. The company appealed the decision, and in September 1992, the appellate court reversed the judgment against the company.

In response to various motions filed by the plaintiff, a new trial was granted, and in March 1994, the jury in the new trial awarded damages of $3.75 million to the plaintiff. While the company continued to believe that it should have no liability in this matter and announced its intention to appeal, it recorded a one-time charge in the second quarter of fiscal 1994 of $4,997,000 ($2,936,000 after tax) for the jury verdict and for the costs of the trial.

On July 20, 1994, the company announced that this litigation had been settled. Following agreement among the parties to settle, the District Court vacated the jury award of $3.75 million previously entered and determined that the vacated judgment cannot be used against the company in the future. To avoid further litigation including post-trial motions and appeals, the company settled the case by making payments to the plaintiff and his attorneys. The parties thereafter stipulated that the entire action was dismissed with prejudice. Since the total value of the settlement payments was less than the one-time charge recorded by the company in the second quarter of fiscal 1994, no further charges will be necessary in this matter. By agreement with the plaintiff, the terms of the confidential settlement were not disclosed.

In May 1990, following the company's announcement of the verdict in the first Hendry trial, the company was served with a complaint entitled "Branson v. Exide Electronics Corporation, et al." in the Delaware Court of Chancery (Branson-Delaware), alleging, among other things, that the description of the Hendry litigation in the company's prospectus dated December 21, 1989 was false and misleading, and seeking unspecified compensatory damages or rescission of the company's initial public offering. Branson-Deleware purports to be a class action on behalf of the purchasers of company stock from December 21, 1989 through May 3, 1990. The company filed a motion to dismiss this action in the

Delaware Court of Chancery. Meanwhile, in May 1991, a related case was filed in the United States District Court for the Southern District of New York naming as defendants the persons who were directors of the company at the time of the initial public offering of the company's stock in December 1989 and persons who were selling shareholders in such offering (Branson-New York). Branson-New York, which purports to be a class action on behalf of all purchasers of company stock from December 21, 1989 through May 2, 1991, basically repeats the allegations made in the Branson-Delaware case and seeks similar relief. The plaintiffs in Branson-New York have not pursued that action to date by agreement of the parties. Such agreement may be lifted by either party upon notice to the other.

In September 1992, the Delaware Court of Chancery dismissed the Branson-Delaware complaint for failure to state a claim, concluding in its written opinion that the plaintiffs' allegations failed to establish that the company's prospectus contained material misstatements or omissions actionable under federal securities laws. In October 1992, the plaintiff filed an appeal with the Delaware Supreme Court, and in January 1993, the company and plaintiff filed their appeal briefs. In June 1993, the Delaware Supreme Court issued an interim ruling, holding that the lower court, before ruling on the merits of the suit, should have passed upon whether the lower court had jurisdiction over the individual defendants. In August 1993, the lower court ruled that it did not have jurisdiction over the individual defendants and therefore dismissed the portion of the suit that related to those defendants. This portion of the lower court's ruling was not appealed. However, in April 1994, the Delaware Supreme Court reversed the dismissal by the Delaware Chancery Court as to the remaining defendants, concluding that the Chancery Court erred in holding that the plaintiffs' complaint failed to state a claim upon which relief may be granted. In reaching this conclusion, the Delaware Supreme Court indicated that in order to withstand a motion to dismiss, "the plaintiff is only required to state a claim. . . .Therefore, if a complaint states a claim upon which the pleader might recover, the complaint should not be dismissed until the plaintiff has had an opportunity to develop a factual record." Accordingly, the court held that the plaintiff was entitled to proceed with discovery and remanded the case for further proceedings at the Chancery Court level. The company moved for the Delaware Supreme Court to reconsider its reversal of the dismissal. The Delaware Supreme Court denied that motion of the company in May 1994. Discovery in this matter is now in process. Although the company believes it will prevail in both Branson suits, there can be no assurance as to the ultimate outcome of either action. Therefore, there is a possibility that these actions could have an adverse effect on the company. Neither the magnitude nor materiality of any potential adverse effect can be determined at this time.

The company would likely incur significant additional legal fees if the plaintiffs are successful in their efforts in either Branson case. Because the company does not believe at this time that a loss from these legal matters is probable, and because the effect of such loss, if any, cannot currently be estimated, no provision for loss in the Branson cases has been recorded in the accompanying consolidated financial statements.

                 Exide Electronics Group, Inc.
            Management's Discussion and Analysis of
         Results of Operations and Financial Condition


Overview

Exide Electronics (the company) designs, manufactures, markets, and services a broad line of uninterruptible power systems (UPS) and power management products that protect computers and other sensitive electronic equipment against electrical power distortions and interruptions. Several factors had a significant impact on the company's results of operations during the first quarter of fiscal 1995 compared to the first quarter of fiscal 1994. These factors include strong market acceptance of the Powerware (R) Prestige product line, the expansion of international markets, and the effect of Federal government product and service revenues. The impact of these and other factors on fiscal 1994 is discussed in more depth in "Management's Discussion and Analysis of Results of Operations and Financial Condition" presented in the company's 1994 Annual Report to Shareholders.

The company's product and service offerings and its marketing, manufacturing, and research and development functions are organized into three business units: the Small Systems Group
(SSG) for all products below 50 kilovolt amperes (kVA); the Large Systems Group (LSG) for products of 50 kVA and above; and the Worldwide Services Group (WSG) for all services provided by the company. (A kilovolt ampere is a commonly-used unit of measure for electricity supplied using alternating current.)

The following table summarizes the contribution to total revenues of the company by business unit for the quarters ended December
31, 1994 and 1993 (dollars in millions):

                                 Quarter Ended December 31,
                                   1994              1993
                               --------------   --------------
Small Systems Group            $ 29.5   36.3%   $ 24.1    34.4%
Large Systems Group              26.8   33.0      21.7    30.9
Worldwide Services Group         25.0   30.7      24.4    34.7
                               ------  ------   ------  -------
                               $ 81.3  100.0%   $ 70.2   100.0%
                               ======  ======   ======  =======

Results of Operations


The following table presents, for the quarters ended December 31, 1994 and 1993, the percentage relationship which certain items in the company's consolidated statement of operations bear to total revenues, and the percentage increase (decrease) in the dollar amount of such items:

                                   Quarter Ending
                                    December 31,     Percentage
                                   ----------------   Increase/
                                    1994      1993    (Decrease)
                                   -------  -------  -----------
Revenues
   Products                         69.3%     65.2%        23.0%
   Services                         30.7      34.8          2.3
                                   -----     -----        -----
      Total revenues               100.0     100.0         15.8
                                   -----     -----        -----
Cost of revenues
   Products                         53.0      48.0         27.8
   Services                         21.8      24.4          3.4
                                   -----     -----        -----
      Total cost of revenues        74.8      72.4         19.6
                                   -----     -----        -----
Gross profit (1)
   Products                         23.4      26.3          9.4
   Services                         29.3      30.0        (0.2)
                                   -----     -----        -----
      Gross profit                  25.2      27.6          5.8
                                   -----     -----        -----

Selling, general and
 administrative expense             17.6      20.0          2.1
Research and development
 expense                             2.7       2.7         13.9
                                   -----     -----        -----
   Income from operations            4.9       4.9         16.6

Interest expense                     1.7       1.9          8.0
Interest income                     (0.2)     (0.2)         7.8
Other (income) expense              (0.1)      0.3           NM
                                   -----     -----        -----
   Income before income taxes        3.5       3.0         35.6

Provision for income taxes           1.4       1.4         26.2
                                   -----     -----        -----
Net income                           2.1%      1.7%        42.4%
                                   =====     =====        =====



(1) Product and service gross profit margins are expressed as a percentage of their respective revenues, not a percentage of total revenues.

NM - not meaningful.


Revenues

For the fiscal quarter ended December 31, 1994, total revenues were $81.3 million, an increase of nearly 16% compared to the same period in the prior year. Product sales grew by 23% to $56.3 million. SSG product sales increased by approximately $5.4 million or 22%, and LSG experienced product sales growth of approximately $5.1 million or 23%, as compared to the first quarter of fiscal 1994. WSG revenues increased by approximately
$600,000 or 2% as compared to the same period last year.

Growth in SSG product revenues resulted primarily from strong sales of the new Powerware Prestige product line.  During the first quarter of fiscal 1995, the product line was expanded with the addition of the Prestige 650 model, the Prestige 3000 and 6000 product lines were completed with the introduction of certain new accessories, and additional versions of software and network communications products were introduced.  The increase in revenues was primarily in the company's international channels, reflecting the international market's acceptance of the new product line, and showing the results of the company's expansion efforts in
international markets.  SSG's revenue growth included approximately
$11.4 million in sales of new products, which was partially offset by declines in sales of certain SSG products that are being
discontinued.   The number of SSG units sold during the first
quarter of 1995 increased by nearly 70% as compared to the first quarter of 1994.  Higher unit sales were partially offset by a lower average selling price per unit, as the lower kVA models are generally lower-priced than the larger UPS products, and also to price reductions, reflecting the industry trend of declining UPS prices.

The revenue increase for LSG resulted primarily from ancillary equipment sales to the Federal Aviation Administration (FAA) and certain large commercial sales. The company is providing the FAA with large UPS products, ancillary power equipment, and systems engineering and implementation services at approximately 25 locations under the FAA's Air Route Traffic Control Center
Modernization Program.  Despite the increase in this quarter's
LSG sales to the FAA, LSG's sales for fiscal 1995 are expected to decline by 15% to 20% from fiscal 1994 levels, as most of the product sales under this program have already been shipped to the various sites. The total number of LSG UPS systems sold decreased approximately 7% from the same period from the prior year, while the average sales price per system in 1995 increased over the first quarter in 1994, primarily due to favorable model mix and increased sales of ancillary equipment.

While total service revenues were up by 2%, WSG's commercial revenues grew by more than 15%, which was primarily attributable to the acquisition of three sales and service companies in the fourth quarter of fiscal 1994 in Canada and England. FAA site services revenues are down slightly from the first quarter of fiscal 1994, although they were up from the last three quarters, and have returned to levels from a year ago as site construction activities increased after a temporary lull. The company was installing and testing equipment and providing systems implementation services at ten FAA sites at both December 31, 1994 and 1993, and was developing the engineering design for an additional twelve locations at December 31, 1994 versus eight locations in the prior year. WSG revenue increases were a result of a greater amount of services provided rather than an increase in the price of the services.

Gross Profit

Gross profit grew by $1.1 million to $20.5 million in the first quarter of fiscal 1995, a 6% increase over the prior year.
Overall gross profit margins decreased from 27.6% in 1994 to 25.2% in 1995. The increase in gross profits was attributable to higher product sales, which was partially offset by a decrease in average product gross profit margins to 23.4% in the first quarter of fiscal 1995 from 26.3% in 1994. The decline in product gross profit margins occurred primarily as a result of increased sales of LSG ancillary products, which generally have lower gross profit margins than SSG products, and certain start-up costs for the new
Powerware Prestige products. Service margins decreased slightly from 30% to 29.3%, principally due to changes in the mix of services provided.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by approximately $289,000 over the prior year, but decreased as a percentage of revenues to 17.6% in fiscal 1995 from 20% in fiscal
1994. General and administrative expense declined from the prior year due to lower legal expenses as a result of the settlement of certain litigation in fiscal 1994. Selling and marketing expenses rose as the company continued its program of investing in market support and distribution development programs, mostly for the company's SSG products. The investments made in distribution channel development contributed to overall revenue growth, especially in international markets, which had growth of more than 30% over the prior year.

Research and Development Expense

Research and development expense increased by approximately
$266,000 over the first quarter of the prior year, and remained constant as a percentage of revenue at 2.7%. The company is continuing its efforts to enhance or develop new products such as the Powerware Prestige and Powerware Plus product lines and related software and other accessories that provide premium power management solutions.

Interest/Other

Interest expense increased approximately $99,000 over the first quarter of fiscal 1994, but decreased as a percentage of sales from 1.9% in fiscal 1994 to 1.7% in fiscal 1995. The company incurred approximately $233,000 in the write-off of remaining debt issuance costs and a redemption premium related to the payoff of the remaining balance of its Industrial Revenue Bonds
(IRBs) in December 1994. Without this one-time charge, interest expense for the quarter would have been 11% less than in the first quarter of fiscal 1994. Other (income) expense improved by approximately $274,000, primarily due to improved results for the company's Japanese joint venture.

Net Income

Net income for the first quarter of fiscal 1995 was $1.7 million, a 42% improvement from the first quarter of fiscal 1994. Primary earnings per share were $0.25 as compared to $0.16 a year ago, an increase of 56%, and fully diluted earnings per share were $0.23, increasing approximately 44% from $0.16 in the prior year.

Quarterly Operating Results

The company's quarterly operating results have fluctuated significantly. Quarterly results depend upon the timing of product shipments and major systems implementation services, which can be influenced by a number of factors. Some of these factors are beyond the company's control, particularly for large, customized systems. The company has experienced seasonal fluctuations in revenues and operating results on a quarter-to-quarter basis. The fourth quarter typically has produced the largest portion of the company's revenues and income. The company believes that the fourth quarter results reflect increased shipments resulting from management incentives which are tied to annual sales performance, and increased sales prompted by weather-related power disturbances during the spring and summer months.
The first quarter has typically produced the smallest portion of the company's revenues and income, so that there has been a historical reduction in the company's first quarter results as compared to the previous fiscal year's fourth quarter. During fiscal years 1994 and 1993, revenues increased for each quarter within the applicable year, but revenues for the first quarter were lower than revenues for the fourth quarter of the prior year.

Selling, general and administrative, and research and development expenditures are incurred to support projected annual sales.
These expenses do not necessarily vary proportionately with revenues on a quarterly basis. As a result, variations in quarterly revenues may not be accompanied by an equivalent change in expenses; therefore, operating margins can vary significantly between quarters.

Liquidity and Financial Condition

As of December 31, 1994, the company had $65.5 million of working capital, as compared to $83.5 million at September 30, 1994 and $83.2 million at December 31, 1993. The $17.7 million decrease in working capital from December 31, 1993 is primarily the result of higher current liabilities incurred to support the increased operating activities required to produce higher levels of revenues, offset somewhat by higher accounts receivable balances from increased sales. Working capital decreased by $18 million between September 30, 1994 and December 31, 1994. The decrease was due primarily to the first quarter collection of receivables generated by fourth quarter 1994 sales. The reduction in working capital resulted in net cash provided by operations of $17.9 million for the quarter ended December 31, 1994, which was used to reduce the company's bank debt by $15 million, and to redeem the company's remaining IRBs of $4.6 million.

During the first three months of 1995, the company invested approximately $2.2 million in capital expenditures, as compared to approximately $1.6 million in the same period of fiscal 1994.
Capital expenditures for fiscal 1995 are expected to approximate
$10 million. The company believes that its cash flow from operations and its existing bank facilities will be sufficient to meet its short-term requirements for working capital and capital expenditures.

Subsequent Event

On February 8, the stockholders of Exide Electronics and
International Power Machines Corporation (IPM) voted to approve the proposed merger between the two companies. The company exchanged approximately 1.5 million newly registered common shares for all of IPM's capital stock. The merger will be accounted for as a pooling of interests. The combination with IPM will enable Exide Electronics to expand its offerings of power management and power protection hardware, software and services. The merger is discussed more fully in Note 3 of the notes to consolidated financial statements.


Contingencies

Litigation

In September 1992, the 1990 judgment against the company for $14.9 million in the case entitled James Hendry d.b.a. Synergy
Sales Engineering v. Exide Electronics Corporation (Hendry) was reversed upon appeal (see Note 4 of the notes to consolidated financial statements for additional information). In response to various motions filed by the plaintiff, a new trial was granted, and in March 1994, the jury awarded damages of $3.75 million to the plaintiff. While the company continued to believe that it should have no liability in this matter and announced its intention to appeal, it recorded a one-time charge in the second quarter of fiscal 1994 of $4,997,000 ($2,936,000 net of tax) for the jury verdict and for the costs of the trial.

On July 20, 1994, the company announced that this litigation had been settled. Following agreement among the parties to settle, the District Court vacated the jury award of $3.75 million previously entered and determined that the vacated judgment cannot be used against the company in the future. To avoid further litigation including post-trial motions and appeals, the company settled the case by making payments to the plaintiff and his attorneys. The parties thereafter stipulated that the entire action was dismissed with prejudice. Since the total value of the settlement payments was less that the one-time charge recorded by the company in the second quarter of fiscal 1994, the company believes that no further charges will be necessary in this matter.
By agreement with the plaintiff, the terms of the confidential settlement were not disclosed.

In May 1990, following the company's announcement of the verdict in the first Hendry trial, the company was served with a complaint entitled Branson v. Exide Electronics Corporation, et al. in the Delaware Court of Chancery (Branson-Delaware), alleging, among other things, that the description of the Hendry litigation in the company's prospectus dated December 21, 1989 was false and misleading, and seeking unspecified compensatory damages or rescission of the company's initial public offering. Branson-Delaware purports to be a class action on behalf of the purchasers of company stock from December 21, 1989 through May 3, 1990. The company filed a motion to dismiss this action in the Delaware Court of Chancery. Meanwhile, in May 1991, a related case was filed in the United States District Court for the Southern District of New York naming as defendants the persons who were directors of the company at the time of the initial public offering of the company's stock in December 1989 and persons who were selling shareholders in such offering (Branson-New York). Branson-New York, which purports to be a class action on behalf of all purchasers of company stock from December 21, 1989 through May 2, 1991, basically repeats the allegations made in the Branson-Delaware case and seeks similar relief.
The plaintiffs in Branson-New York have not pursued that action to date by agreement of the parties. Such agreement may be lifted by either party upon notice to the other.

In September 1992, the Delaware Court of Chancery dismissed the
Branson-Delaware complaint for failure to state a claim, concluding in its written opinion that the plaintiffs' allegations failed to establish that the company's prospectus contained material
misstatements or omissions actionable under federal securities laws.
In October 1992, the plaintiff filed an appeal with the Delaware
Supreme Court, and in January 1993, the company and plaintiff filed their appeal briefs.  In June  1993, the Delaware Supreme Court issued an interim ruling, holding that the lower court, before ruling on the merits of Branson's suit, should have passed upon whether the lower court had jurisdiction over the individual defendants.  In
August 1993, the lower court ruled that it did not have jurisdiction over the individual defendants and therefore dismissed the portion of the suit that related to those defendants.  This portion of the lower court's ruling was not appealed.  However, in April 1994, the Delaware
Supreme Court reversed the dismissal by the Delaware  Chancery Court, concluding that the Chancery Court erred in holding that the plaintiff's  complaint failed to state a claim upon which relief may be granted.  In reaching this conclusion, the Delaware Supreme  Court indicated that in order to withstand a motion to dismiss, "the plaintiff is only required to state a claim . . . .  Therefore, if a complaint states a claim upon which the pleader might  recover, the complaint should not be dismissed until the plaintiff has had an opportunity to develop a factual  record."  Accordingly, the court held that the plaintiff was entitled to proceed with discovery and remanded the case for further proceedings at the Chancery Court level.
The company moved for the Delaware Supreme Court to reconsider its reversal of the dismissal.  The Delaware Supreme Court denied that motion of the company in May 1994.  Discovery in this matter is now in process.  Although the company believes it will prevail in both Branson suits, there can be no assurance as to the ultimate outcome of either
action.   Therefore, there is a possibility that these actions could have an adverse effect on the company. Neither the magnitude nor materiality of any potential adverse effect can  be determined at this time.

The company would likely incur significant additional legal fees if the plaintiffs are successful in their efforts in either
Branson case. Because the company does not believe at this time that a loss from these legal matters is probable, and because the effect of such loss, if any, cannot currently be estimated, no provision for loss in the Branson cases has been recorded in the accompanying consolidated financial statements.

Government Contract Matters

Sales to the United States Federal government accounted for approximately 34% and 36% of total revenues for the three months ended December 31, 1994 and 1993, respectively, and approximately
36%, 39% and 19% of total revenues for the years ended September
30, 1994, 1993 and 1992, respectively. A significant portion of the company's sales to the Federal government in recent years has been under a five-year contract awarded to the company by the Air Force Logistics Command in May 1988 following a competitive procurement. As of December 31, 1994, a significant portion of the company's backlog relates to orders received under this contract from the Federal Aviation Administration (FAA).
The period during which orders could be placed under this contract expired in May 1993. Expiration of this contract does not affect orders received prior to expiration, and delivery on the remainder of such orders, which consists primarily of site implementation services for the FAA, is currently planned through fiscal 1997.

A competitive procurement process for a new  five-year contract is currently underway (although award of the new contract is not expected to occur before the middle of 1995).  The company is likely to face vigorous competition in the new procurement, and there can be no assurance that the company will be successful in
obtaining the new contract.   However, the company can sell its
products and services to the Federal government through its two existing Navy contracts, through its General Services Administration
Schedule, and potentially in a subcontractor capacity or through
the award of other new contracts.   Nevertheless, failure to win
the new contract would adversely affect the company's ability to sell to the Federal government in the future.  The company's contracts with the Federal government have no significant minimum purchase commitments, and the government may cease purchases under
these contracts at any time for any reason.   These contracts are
subject to termination for the convenience of the government pursuant to the terms of the contracts.

The company's compliance with government contract regulations is audited or reviewed from time to time by government auditors, who have the right to audit the company's records and the records of its subcontractors during and after completion of contract performance. Under Federal government regulations, certain costs are not allowable as costs for which the government will reimburse the company. Government auditors may recommend that certain charges be treated as unallowable and reimbursement be made to the government. In addition, as part of the company's internal control practices, the company performs regular internal reviews of its charges to the government. In connection with such reviews, the company may make voluntary refunds to the government for certain unallowable or inadvertent charges, which are brought to the government's attention by the company. The company provides for estimated unallowable charges and voluntary refunds in its financial statements, and believes that its provisions are adequate as of December 31, 1994.

Foreign Currency Exposures

International sales accounted for approximately 31% and 28% of total revenues for the three months ended December 31, 1994 and 1993, respectively, and approximately 25%, 22% and 32% of total revenues for the years ended September 30, 1994, 1993 and 1992, respectively. A significant portion of these revenues are denominated in foreign currencies. As of December 31, 1994, approximately 18% of the company's total assets are located outside the United States, primarily in Canada and Europe.
Significant fluctuations in foreign currency exchange rates can result in gains or losses on foreign currency transactions, which are recorded in the consolidated statement of operations.
Fluctuations in the recorded value of the company's net investment in its international subsidiaries resulting from changes in foreign exchange rates are recorded in the cumulative translation adjustments component of common shareholders' equity.
The company manages these risks using a combination of natural hedges and, from time to time, foreign currency hedges. European and Canadian currencies have been especially volatile in the last two years. For the first quarter of fiscal 1995, the company had foreign exchange transaction losses of approximately $91,000, as compared to losses of approximately $78,000 in the same period of fiscal 1994, and the change in the cumulative translation adjustments account reduced the recorded value of common shareholders' equity by $402,000 from September 30, 1994 to December 31, 1994. For fiscal 1994, the company had foreign exchange transaction losses of approximately $257,000, as compared to losses of approximately $221,000 in 1993, and the change in the cumulative translation adjustments account increased the recorded value of common shareholders' equity by $154,000 from September 30, 1993 to September 30, 1994. As of
December 31, 1994, the company had accounts receivable and accounts payable totaling approximately $7.4 million that were exposed to fluctuations in exchange rates, and had no significant foreign currency hedges covering these amounts. These balances are spread among various currencies, primarily the Canadian dollar, the French franc, the German mark, and the English pound.






                 EXIDE ELECTRONICS GROUP, INC.

                   PART II - OTHER INFORMATION

                       December 31, 1994



ITEM 1.   Legal Proceedings

     See   Note   4  of  the  notes  to  consolidated   financial
     statements.


ITEM 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits:

     Exhibit 2.1:  Agreement and Plan of Reorganization (the
          "Reorganization  Agreement") among  Exide  Electronics,
          Exide  Electronics Acquisition, Inc. and  International
          Power  Machines  Corporation  dated  August  25,  1994,
          including  the  First Amendment to  the  Reorganization
          Agreement  dated  December  14,  1994  and  the  Second
          Amendment   to   the  Reorganization  Agreement   dated
          January  4,  1995  (filed  as  Exhibit  2.1  to   Exide
          Electronics' Registration Statement on Form  S-4,  File
          No. 33-88324, and incorporated herein by reference).

     Exhibit 10: Employment agreement dated February 3, 1995 between Exide Electronics Corp. and Warren J. Johnson

     Exhibit  11:  Statement of Computation of Per Share Earnings

     Exhibit 27:  Financial Data Schedule



          (b)     Reports on Form 8-K:

                     The Company filed a report on Form 8-K, for the event dated September 30, 1994, reporting Item 5,
          Other Events, relating to the filing of a press release announcing the acquisitions of three companies.

                     The Company filed a report on Form 8-K, for the event dated September 30, 1994, reporting Item 5,
          Other Events, relating to the filing of a press release announcing that it had closed a new senior unsecured
          $145.0 million package of domestic credit facilities.




                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EXIDE ELECTRONICS GROUP, INC.
                                        (Registrant)


Date:  February 13, 1995                 By:

                                            Marty R. Kittrell

                                            Marty R. Kittrell
                                            Vice President and
                                            Chief Financial Officer



                        EXIDE ELECTRONICS GROUP, INC.

                          EXHIBIT INDEX - FORM 10-Q

                              December 31, 1994



EXHIBITS                                                               Page
- --------                                                               ----

Exhibit 2.1:  Agreement and Plan of Reorganization (the
"Reorganization Agreement") among Exide Electronics, Exide
Electronics Acquisition, Inc., and International Power
Machines Corporation dated August 25, 1994, including the
First Amendment to the Reorganization Agrement dated
December 14, 1994 and the Second Amendment to the Reorganization
Agreement dated January 4, 1995 (filed as Exhibit 2.1 to Exide
Electronics' Registration Statement of Form S-4, File No.
33-88324, and incorporated herein by reference).                        -

Exhibit 10:  Employment agreement dated February 3, 1995
between Exide Electronics Corp. and Warren J. Johnson.                 20

Exhibit 11:  Statement of Computation of Per Share Earnings.           33

Exhibit 27:  Financial Data Schedule.                                  35


Exhibit 10
                      EMPLOYMENT AGREEMENT


      AGREEMENT, made and entered into as of the 3rd day of February, 1995, by and between EXIDE ELECTRONICS CORPORATION, a
Delaware  corporation (the "Company") and WARREN J. JOHNSON  (the
"Employee").

                      W I T N E S S E T H:

      WHEREAS, the Company currently employs Employee pursuant to the terms and conditions of an Employment Agreement entered into as of November 1, 1982 (the "1982 Agreement");

      WHEREAS, the Company desires to reassign Employee and Employee desires to accept such reassignment with the Company;
and

      WHEREAS, in connection with such reassignment, the Company and Employee desire to terminate the 1982 Agreement and to enter into a new agreement embodying the terms of such reassignment and Employee's employment with the Company;

     NOW, THEREFORE, in consideration of the premises, the rights granted to Employee (including rights to receive incentive payments and a relocation bonus) and the mutual covenants contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby expressly acknowledged, the Company and Employee agree as follows:

          Position and Duties. Employee shall be employed as the Company's Transition Coordinator for International Power Machines Corporation, a publicly-held company with its corporate headquarters located in Garland, Texas ("IPM"), which the Company expects to acquire by means of a stock for stock exchange on or before February 10, 1995. Employee's title shall be Vice President and General Manager of IPM. In such position, Employee shall report to James A. Risher, President and Chief Executive Officer. Employee's duties shall generally include, but not be limited to, management and supervision of the daily operations and integration of IPM into the Company's corporate structure. Employee agrees to perform such other services on behalf of the Company as may be assigned from time to time to Employee. The Company and Employee agree that in the event the "Effective Time" (as such term is defined in that certain Agreement and Plan of Reorganization, dated August 25, 1994 by and among Exide Electronics Group, Inc., Exide Electronics Acquisition Inc. and International Power Machines Corporation) does not occur before February 28, 1995, or if prior to such date the Board of Directors determines that it is not in the best interests of the Company to consummate the acquisition of IPM, then: (i) the
Employee shall resign, in writing, from the employ of the Company, effective February 28, 1995; and (ii) the Company shall accept such resignation subject to the terms of Attachment 1 hereto. In the event the "Effective Time" (as such term is defined in that certain Agreement and Plan of Reorganization, dated August 25, 1994 by and among Exide Electronics Group, Inc., Exide Electronics Acquisition Inc. and International Power Machines Corporation) does occur before February 28, 1995, then the terms of Attachment 1 shall automatically, and without further notice, be null and void and of no binding effect whatsoever on the Company.

           Reassignment and Continued Employment. The Company hereby agrees to reassign and continue the employment of Employee, and Employee hereby accepts such reassignment and continued employment, all on the terms and conditions set forth herein. Employee acknowledges that his rights to receive incentive payments, the relocation bonus and the other rights and benefits provided for herein constitute additional consideration for this Agreement, including Employee's agreement to be bound by the covenants not to compete set forth in Section 10 hereof. Employee agrees that such consideration is adequate for Employee's agreement to be bound by such covenants not to compete and by signing this Agreement acknowledges receipt of such consideration.

          Compensation.

           (a) In consideration of the services to be rendered by Employee to the Company, and in consideration of Employee's other covenants hereunder, the Company agrees to pay Employee a salary at the rate of $135,000 per year, payable at such intervals as may be established by the Company from time to time for salary payments to its salaried employees generally. That salary rate shall not be increased for merit increases, cost of living adjustments or for any other reason during the term of this Agreement.

           (b) Employee may earn incentive payments depending  on
     performance
     to goals, payable within ninety (90) days following: (i) the last day of December, 1995; and (ii) the last day of December, 1996, based on a comparison of the Actual Sales, Synergies and Net Income Applicable to the Business Combination between IPM and the Company for such years and the Scenarios for Most Likely Case and Best Case Projected Sales, Synergies and Net Income Applicable to the Business Combination between IPM and the Company set forth in, and subject to the conditions and limitations of, Exhibit A (including Schedule I) hereto. Notwithstanding anything to the contrary in this Agreement or otherwise, Employee shall not be entitled to receive any incentive payment whatsoever for any fiscal year in which the Employee's employment is terminated for any reason prior to the end of the fiscal year. "Actual Sales, Synergies and Net Income Applicable to the Business Combination between IPM and the Company" shall mean the actual sales, synergies and net income of IPM as determined by the financial statements of the Company (and IPM as appropriate) prepared in the ordinary course of business. The Employee may earn total incentive compensation up to, but not in excess of, the maximum amounts set forth in Exhibit A for the period from the effective date of this Agreement through September 30, 1995 for sales and net income and through December 31, 1995 for synergies ("1995 Incentive Payment"), as particularly set forth in Exhibit A hereto. The Employee may earn total incentive compensation up to, but not in excess of, the maximum amounts set forth in Exhibit A for the period beginning October 1, 1995 and ending September 30, 1996 for sales and net income, and ending December 31, 1996 for synergies ("1996 Incentive Payment"), as particularly set forth in Exhibit A, except that if the Employee does not earn the maximum amounts set forth in Exhibit A for the 1995

     Incentive Payment and the performance of Employee for the 1996 Incentive Payment is greater that the performance earning the maximum amounts set forth in Exhibit A for the 1996 Incentive Payment, then Employee may earn in the 1996 Incentive Payment the maximum amount for that period and the amount not earned in the 1995 Incentive Payment as set forth in Exhibit A and Schedule I. Notwithstanding anything to the contrary in this Agreement or otherwise, the total incentive compensation paid to Employee in connection with this Agreement will in no event exceed, for the term of this Agreement, the maximum incentive compensation amounts set forth in Exhibit A for the 1995 Incentive Payment and 1996 Incentive Payment added together (i.e $350,000).

           (c) Employee shall not be entitled to participate in, or receive any compensation as a result of, the Company
     Management Incentive Plan or any other bonus or incentive plan of the Company.

           (d)  The  total  compensation due  Employee  shall  be
     limited to the salary   and incentive payments set forth  in
     paragraph 3 of this Agreement and Exhibit A thereto.

           (e) In the event of a conflict between the provisions of paragraph 3 of this Agreement and Exhibit A and Schedule
     I hereto, then the terms of Exhibit A and Schedule I of this Agreement shall govern.

            Relocation. Employee agrees to relocate to the Garland, Texas area on or before February 13, 1995, at such time requested by the Company. In connection with such relocation, and as the sole benefit provided to Employee for the relocation, the Company agrees to:

           (a) pay Employee a relocation bonus of $25,000 within seven days of Employee's relocation; and

          (b) reimburse Employee for all reasonable and customary expenses actually incurred and documented for (w) the moving of the personal belongings of Employee and his spouse; (x) coach airfare from Raleigh to Dallas for Employee and his spouse; (y) closing costs associated with the sale of Employee's Raleigh residence; and (z) the costs associated with the obtaining of an initial rental residence in Texas. Employee understands and agrees that the Company shall not be required to purchase his house in Raleigh, North Carolina, pay any mortgage differential benefit or provide any other payments or benefits in connection with his relocation to the Garland, Texas area. Employee further understands that the Company shall not be required to relocate Employee from the Garland, Texas area to Raleigh, North Carolina or any other location upon the termination of his employment, for whatever reason.

           Termination and Release. The Company and Employee agree that:

           (a) the 1982 Agreement shall be, and is hereby, terminated and of no further force and effect;

          (b) that this Agreement shall terminate on December 31, 1996; and

           (c) after December 31, 1996, Employee shall no longer be an employee of the Company (or any affiliate thereof), and the Company shall have no further obligation to Employee except as set forth in this Agreement. Employee does hereby release and hold harmless the Company, its officers, directors, employees and agents, from and against any claim, action, suit, demand, cost, expense for liability of any kind, whether known or unknown, relating in any way to the 1982 Employment Agreement, any communications or dealings between Employee and the Company through the date of this Agreement, the employment relationship between Employee and the Company through the date of this Agreement, the termination of the 1982 Agreement, the termination of this Agreement on December 31, 1996, or any refusal by the Company to reassign, hire or continue an employment relationship with Employee after December 31, 1996, including specifically any and all claims under the Age Discrimination in Employment Act, 29 U.S.C. 621, et seq.

          Other Employee Benefits. Employee shall be entitled to participate in the employee benefits plans in which the Company permits its employees generally to participate, as in effect from time to time, and in accordance with the provisions thereof; provided, however, that Employee shall not be entitled to receive any such benefits in connection with his relocation to Garland, Texas, except as provided in Section 4 hereof. Employee shall be reimbursed for either the membership dues and business expenses related costs to a country club and/or eating club during the term of this Agreement, actually paid by the Employee in the Garland, Texas area or in Raleigh, North Carolina, provided, that, such dues/costs do not exceed the amount actually paid by the Company as of the date of this Agreement in Raleigh, North Carolina. Employee shall be: (i) paid the standard car allowance paid by the Company to its other senior executives; (ii) permitted to continue Employee's participation in the Executive "split dollar" insurance arrangement; and (iii) eligible for the benefits set forth in the Company "MIP-Plus Program" dated December 7, 1995.


          Conditions of Employment.

                 Employee agrees that Employee's employment hereunder shall be full time, to the exclusion of all other employment whatsoever, and Employee further agrees to devote Employee's full and undivided time, energy, knowledge, skill and ability during business hours exclusively to the business and affairs of the Company. Employee shall conscientiously and diligently perform all responsibilities and duties entrusted to Employee to the best of Employee's ability, and in a manner satisfactory to the Company.

               Employee agrees to abide by the Company's policies and rules, as in effect from time to time. Employee shall conduct himself at all times so as to maintain and improve the credit, reputation and interests of the Company and shall not do or permit to be done any acts, statements or things of any nature contrary thereto.

                Employee shall accurately keep and maintain such records and make such reports as the Company may require from time to time. Employee shall make available to the
     Company: (i) any and all information of which Employee has knowledge relevant or important to the Company's and IPM's operations; and (ii) make suggestions and recommendations that Employee believes may be of benefit to the Company and/or IPM. Employee shall be considered, for all purposes of this Agreement, an employee of the Company. Employee shall not be, nor deemed to be, an employee of IPM and shall not be entitled to any salary, incentive or bonus payments, benefits, or compensation of any other kind afforded an employee of IPM.

           Limitation of Authority. It is understood that, without the prior written permission of the Company, Employee cannot, and has no authority to, impose any obligation upon the Company or IPM or to bind the Company or IPM to the performance of any obligations whatsoever,
     except  that  with   respect  to  IPM,  Employee  shall  be
     authorized to take such actions set forth in a written Delegation of Authority Policy and Procedure approved in writing by the President and Chief Executive Officer of the Company, covering the Employee and all IPM employees. Employee shall not be, nor be deemed to be, an officer, of the Company for any purpose whatsoever.

          Termination of Employment.

                Death. In the event of the death of Employee during his employment under this Agreement, his base salary and such bonuses and incentive payments (if any) as have been earned by the Employee and not paid to him at the time of his death shall be made to Employee's designated beneficiary, or, in the absence of such designation, to the estate or other legal representative of Employee. Any rights and benefits Employee or his estate or any other person may have under employee benefit plans and programs of the Company generally in the event of Employee's death shall be determined in accordance with the terms of such plans and programs. Except as provided in this Section 9(a), neither Employee's estate nor any other person shall have any rights or claims against the Company in the event of the death of Employee during his employment hereunder.

                Long-Term Disability. In the event of Employee's disability (as hereinafter defined) during his employment under this Agreement, the employment of Employee may be terminated by the Company by written notice to Employee. Employee shall be entitled to benefits in accordance with and subject to the terms and provisions of the Company's long-term disability plan for management employees, as in effect at the time of the commencement of disability. For purposes of this Agreement, "disability" shall have the same meaning as given that term under the Company's long-term disability plan for management employees, as in effect from time to time. Any rights and benefits Employee may have under employee benefit plans and programs of the Company generally in the event of Employee's disability shall be determined in accordance with the terms of such plans and programs. Upon termination of Employee's employment by reason of disability under this Section 9(b), Employee shall be entitled, in addition to the other payments provided for in this Section 9(b), to payment of such bonuses and incentive payments (if any) as have been earned by Employee and not paid to him at the time of such termination. Except as provided in this Section 9(b), neither the Employee nor his estate, or any other person, shall have any rights or claims against the Company in the event of the termination of Employee's employment by reason of disability.

                Termination for Cause. The Company may terminate Employee's employment for Cause (as hereinafter defined) by written notice to Employee. Upon termination for Cause, Employee shall receive his base salary only through the date of termination, and neither Employee nor any other person shall be entitled to any further payments from the Company, for salary, unpaid bonuses, unpaid incentive payments or any other amounts. Any rights and benefits Employee may have under employee benefit plans and programs of the Company generally following a termination of Employee's employment for Cause shall be determined in accordance with the terms of such plans and programs. For purposes of this Agreement, termination for Cause shall mean (i) termination due to (w) failure to meet quarterly or annual performance criteria of IPM as such criteria may be established from time to time by the President and CEO of the Company (or his designates), including budgeted revenues, expenses, profit and related synergies between IPM and the Company; (x) material breach of any policies of the Company or IPM; (y) willful or gross neglect of duties for which employed, or (z) misconduct in the performance of duties for which employed, all such facts to be determined in good faith by the President and Chief Executive Officer, or Board of Directors, of the Company,
     (ii) termination due to Employee's committing fraud, misappropriation or embezzlement in the performance of his duties as an employee of the Company, or (iii) termination due to Employee's committing any felony for which he is convicted.

               Termination Other Than For Cause. Notwithstanding any other term or provision of this Agreement, the Company may terminate Employee's employment at any time and for whatever reason it deems appropriate, or for no reason, by written notice to Employee. In the event such termination by the Company occurs and is not due to disability as provided in Section 9(b) above or for Cause as provided in
     Section 9(c) above, Employee shall be entitled to payment of his base salary, at the rate in effect at the time of such termination, until the expiration of sixty (60) days from the date of such termination. Employee shall also be entitled to such bonuses and incentive payments (if any) as have been earned by Employee and not paid to him at the time of such termination. Any rights and benefits Employee may have under employee benefit plans and programs of the Company generally following a termination of Employee's employment under the circumstances described in this Section 9(d) shall be determined in accordance with the terms of such plans and programs. Except as provided in this Section 9(d), neither Employee nor any other person shall have any rights or claims against the Company by reason of the termination of Employee's employment under the circumstances described in this Section 9(d).

               Voluntary Termination.  Employee may terminate his
     employment under this Agreement at any time upon sixty (60) days' prior written notice to the Company; provided, however, that the Company, in its discretion, may cause such termination to be effective at any time during the 60-day period. In the event of such a voluntary termination of employment, Employee will be entitled to receive only his salary through the date on which his termination becomes effective. Neither Employee nor any other person shall be entitled to any further payments from the Company, for salary, unpaid bonuses, unpaid incentive payments or any other amounts, upon a voluntary termination by Employee of his employment hereunder.

          Covenants Not To Compete.

                Employee promises and agrees that, until the expiration of one year following the termination or expira tion for any reason of his employment with the Company, he shall not, either directly or indirectly: (i) own, manage, operate, control, be employed by, render advisory services to, participate in or be connected in any management or control of any business in the United States that is then engaged, in competition with the Company or any of its subsidiaries or affiliates, in the manufacture and/or sale of any products manufactured and/or sold by the Company or any of its subsidiaries or affiliates at the time of such termination; (ii) influence or attempt to influence any customer of the Company or any of its subsidiaries or affiliates to discontinue its purchases of any product designed, manufactured, or sold by the Company or any of its subsidiaries or affiliates at the time of termination of his employment or to divert such purchases to any other person, firm, or corporation; (iii) interfere with, disrupt or attempt to disrupt the relationship, contractual or otherwise, between the Company or any of its subsidiaries or affiliates and any of their respective suppliers, distributors, lessors, or licensors; or (iv) solicit any employee of the Company or any of its subsidiaries or
     affiliates,   to  work  for  any  other  person,   firm   or
     corporation.

     For purposes of this Section 10(a), "competition with the Company or any of its subsidiaries or affiliates" shall mean direct competition for customers of products of the kind manufactured or sold by the Company, its subsidiaries or affiliates or competitive therewith, in any geographic area in which the Company or any of its subsidiaries or affiliates is engaged, directly or indirectly, in selling or attempting to sell such products.

                It  is the desire and intent of the parties  that
     the provisions of this Section 10 shall be enforced to the fullest extent permitted under the laws and public policies of each jurisdiction in which enforcement is sought. Accordingly, if any particular portion of this Section 10 shall be adjudicated to be invalid or unenforceable, such adjudication shall apply only with respect to the operation of that portion in the particular jurisdiction in which such adjudication is made, and all other portions shall continue in full force and effect.

          Confidential   Information;   Rights   to    Materials;
          Discoveries.

                Confidential Information.  Employee promises  and
     agrees that he shall not, either while in the Company's employ or at any time thereafter, disclose to any person not employed by the Company, or not engaged to render services to the Company, or use, for himself or any other person, firm, corporation or entity, any confidential information of the Company obtained by him while in the employ of the Company, including, without limitation, any of the Company's methods, processes, techniques, shop practices, formulae, research data, marketing and sales information, personnel data, customer lists, financial data, plans, know-how, trade secrets, and proprietary information of the Company;
     provided, however, that this provision shall not preclude the Employee from use or disclosure of information known generally to the public (other than information known generally to the public as a result of a violation of this paragraph 11(a) by Employee), from use or disclosure of information acquired by Employee outside of his affiliation with the Company, from disclosure required by law or court order, or from disclosure or use appropriate and in the ordinary course of carrying out his duties as an employee of the Company.

                Rights to Materials. Employee further promises and agrees that, upon termination of his employment for whatever reason and at whatever time, he shall not take with him, without the prior written consent of an officer authorized to act in the matter by the Board of Directors of the Company, any records, files, memoranda, reports, price lists, customer lists, drawings, plans, sketches, documents, specifications, and the like (or any copies thereof) relating to the business of the Company or any of its subsidiaries or affiliates.

                Discoveries. All inventions, discoveries and improvements, whether patentable or unpatentable, made, devised or discovered by Employee, whether by Employee alone or jointly with other, during his employment by the Company, that relate or pertain in any way to the business of the
     Company  shall  be  promptly disclosed  in  writing  to  the
     President and Chief Executive Officer of the Company and shall inure to the benefit of the Company and become and remain its sole and exclusive property. Employee hereby agrees to execute an assignment to the Company, or its nominee, of Employee's entire right, title and interest in and to such inventions, discoveries, and improvements and to execute any other instruments and documents requested by the Company for the purpose of applying for and obtaining patents with respect thereto in the United State and all foreign countries. Employee further agrees, whether or not in the employment of the Company, to cooperate to the extent and in a manner reasonably requested by the Company in a prosecution or defense in any patent claims or any litigation or other proceedings involving any such inventions, discoveries, or improvements.

      12. Other Agreements of Employee. For a period of two years from the termination of this Agreement for any reason, or until such time that any legal proceedings arising out of circumstances occurring during the Employee's employment with the Company are finally and conclusively adjudicated under the law, whichever is longer, the Employee hereby agrees:

               (a) Except as required by law, Employee shall not appear for anyone except the Company as a witness or a deponent in any litigation, any administrative
          hearing, government  investigation,  or   other  legal
          proceeding  of  any  type  involving  the   Company.

           (b) If Employee is subpoenaed in connection with any litigation, administrative proceeding, government investigation, or other legal proceeding of any type that involves in any way the Company or any of the matters in connection with, arising out of or in any way related to Employee's employment with the Company, Employee shall notify the Company immediately of any such requirement and of all facts and circumstances relevant to such required testimony reasonably in advance of giving any such required testimony.

           (c) If the Company determines that it wants Employee to assist or testify in any litigation, administrative proceeding, government investigation, claim, or potential or actual legal proceeding of any type, Employee shall remain available and cooperate with any request by the Company upon reasonable notice.

           (d) Employee shall not communicate, directly or indirectly, with the plaintiff in any litigation naming the Company as a defendant or with any party (including the U.S. government or any political subdivision thereof) making any claim against the Company in any potential or actual legal proceeding of any type, or their attorneys, agents, or representatives, unless required to do so as a matter of law. Prior to any such communication, Employee will advise the Company of the circumstances and any relevant testimony to be given and allow the Company, at its option, to be present during any such communication.

      13. Injunctive Relief. Employee acknowledges and agrees that the Company would suffer irreparable injury in the event of a breach by him of any of the provisions of Section 10, 11, or 12 of this Agreement and that the Company shall be entitled to an injunction restraining him from any breach or threatened breach thereof. Employee further agrees that, in the event of his breach of any provision of Section 10 or Section 11 hereof, the Company shall be entitled to cease any payments otherwise due and payable to Employee hereunder. Nothing herein shall be construed, however, as prohibiting the Company from pursuing any other remedies at law or in equity which it may have for any such breach or threatened breach of any provision of Section 10, 11, or 12 hereof, including the recovery of damages from the Employee.

      14. Notices. Any notice to be given hereunder shall be in writing and delivered personally, or sent by certified or registered mail, postage prepaid, return receipt requested, addressed to the party concerned at the following address:

     If to the Company:

          Exide Electronics Corporation
          8521 Six Forks Road
          Raleigh, North Carolina  27615
          Attention: Vice President and Chief Legal Officer


     If to the Employee, at the address last shown for the Employee in the Company's records.

      Either party may change its address for purposes of this Agreement by notice given in compliance with this Section.

      15. Waiver. No failure or delay by the Company in exercising any right or remedy under this Agreement shall operate as a waiver of any such right or remedy. No waiver shall be binding on the Company unless it is exchanged for good and valuable consideration received by the Company and acknowledged in writing by a Vice President of the Company. If the Company shall waive a breach of any provision of this Agreement by Employee, such waiver shall not operate or be construed as a waiver of any subsequent breach by Employee. A waiver by the Company of any condition or term in this Agreement shall not be construed to have any effect on the remaining terms and conditions.

       16. Entire Agreement; Amendment. This Agreement constitutes the sole and complete agreement between Employee and the Company with respect to the employment of Employee by the Company and supersedes and replaces all other understandings and agreements, whether oral or in writing, previously entered into by the parties with respect to such employment (including, without limitation, the 1982 Agreement, which is terminated pursuant to Section 5 hereof). Employee acknowledges that no verbal or other statement, inducement or representation has been made to Employee that is a part of this Agreement. No modification of this Agreement shall be binding upon the Company unless in writing and signed by the President and Chief Executive Officer or Vice President and Chief Financial Officer of the Company.

      17. Assignment. The Company reserves the right to assign this Agreement to an affiliated company or to any successor in interest of its business without notice, and all the terms and conditions of this Agreement shall remain in full force and effect upon such affiliate or successor assuming the Company's obligations hereunder. Employee may not assign any of Employee's rights, duties and obligations under this Agreement without the prior written consent of the Company.


       18. Severability. The provisions of this Agreement (including, without limitation, the various provisions of Section 10 hereof) constitute separate and independent covenants, and the invalidity or unenforceability of one or more of the provisions hereof shall not affect the validity or enforceability of the remaining provisions. If any provision of this Agreement is invalid or unenforceable in any jurisdiction, then, to the fullest extent permitted by law:

           (a) the other provisions hereof shall remain in full force and effect in such jurisdiction and shall be liberally construed in favor of the Company in order to carry out as nearly as possible the purpose and intent of this Agreement; and

           (b) the invalidity of or unenforceability of any such provision in such jurisdiction shall not affect the validity or enforceability of such provision in any other jurisdiction.

     19. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of North
Carolina.

      20. Jurisdiction Venue and Trial. For purposes of any lawsuit or legal action arising out of the employment relationship between the parties or the termination of the relationship, and for purposes of any action brought under or as the result of a breach of this Agreement, each party agrees as follows:

           (a)  The State and Federal Court of Wake County, North
     Carolina,   shall  have  exclusive  jurisdiction   and   any
     objection thereto is hereby waived;

           (b) Venue shall be proper only in the State and Federal Court of Wake County, North Carolina, and any objection thereto is hereby waived; and

           (c) Any and all rights to trial by jury and any objections to proceeding solely before a judge of the State and Federal Court of Wake County, North Carolina, are hereby waived.

      21. Headings. The descriptive phrases at the head of the various sections of this Agreement are for the convenience of reference only and shall not be considered terms of the Agreement. They are in no way intended to define, limit or describe the scope or intent of the particular section in which they appear.

      22.   Counterparts.   This Agreement may  be  executed  and
delivered in two or more counterparts, all of which when so executed and delivered shall have the full force and effect of an original.

      23. Signing and Revocation Periods. Employee shall have a period of at least 21 days from the date this Agreement is delivered to him to sign this Agreement and return it to the
Company. If the Agreement is not signed and returned to the President and Chief Executive Officer, or alternatively, the Vice President and Chief Legal Officer before the close of business on February 10, 1995, the Agreement shall be void and of no effect. Employee shall have seven days after the date on which he signs and returns the Agreement to the Company in which to revoke.
Upon return by the Employee of the signed Agreement to the Company and after the close of business on the twenty-first day (or the next business day if the twenty-first day is a Saturday, Sunday or legal holiday) following the date on which Employee receives this Agreement, this Agreement shall be in full force and effect. Employee acknowledges that prior to the execution of this Agreement, the Employee was given a reasonable amount of time to approve the same with his attorney(s), accountant(s) and tax advisor(s) of Employee's choice, as advised and encouraged by the Company.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                              EXIDE ELECTRONICS CORPORATION

                                  Marty R. Kittrell

                               By:     Marty R. Kittrell
                               Title:  Vice-President  and  Chief
                                       Financial Officer

                              Warren J. Johnson

                              Warren J. Johnson

                              EXHIBIT A


Incentive payments in the amounts set forth below may be earned by the Employee, subject to and as set forth at length in paragraph 3 (entitled "Compensation") of that Agreement:

                          INCENTIVE PAYMENTS
                        (dollars in thousands)

                                              1995 Incentive        1996 Incentive       '95-'96 Aggregate
                                                   Payment              Payment            Not To Exceed*
                                              --------------        --------------       -----------------
I.          Actual Sales, Synergies and              -0-                  -0-                 -0-
            Net Income Applicable
            to the Business Combination
            between IPM and the Company
            ("ASSNI") equal to or less than
            the Most Likely Case
            Projected Sales, Synergies
            and Net Income Applicable to
            the Business Combination between
            IPM and the Company ("PSSNI")
            (see Schedule I hereto)

               OR

            ASSNI  greater  than                    **50               ***100                150
            PSSNI Most Likely Case Scenario,
            but less than the PSSNI set
            forth in the Best Case Scenario
            (see Schedule I hereto)

               OR

II.  (i)    ASSNI greater than PSSNI                **70               ***160                 230
            Most Likely Case Scenario, but
            less than the PSSNI set forth
            in the Best Case Scenario
            (see Schedule I hereto), AND
     (ii)   ASSNI equal to or greater
            than 60% (but less than 80%)
            of the difference between
            pssni most likely case
            scenario and PSSNI best case
            scenario

               OR

III.  (i)   ASSNI greater than the Most             **80               ***190                 270
            Likely Case Scenario, but
            less than the PSSNI set forth
            in the Best    Case Scenario
            (see Schedule I hereto), AND
     (ii)   ASSNI EQUAL TO OR GREATER THAN 80%
            (BUT LESS THAN 100%) OF THE
            DIFFERENCE BETWEEN PSSNI MOST
            LIKELY CASE SCENARIO AND PSSNI
            BEST CASE SCENARIO

               OR

IV.         ASSNI equal to or greater than           **100             ***250               350
            the PSSNI set forth in the Best
            Case Scenario, (see Schedule I hereto)



*Notwithstanding Employee's actual performance or anything else to the contrary, the Employee agrees that in no event under any circumstances will total incentive compensation payable pursuant to this Agreement exceed:

          (i)  for 1995 Incentive Payment, $100,000;

          (ii) for the entire term of this Agreement, $350,000


**Notwithstanding Employee's actual performance or anything else to the contrary, the Employee agrees that in no event under any circumstances will total incentive compensation payable pursuant to this Agreement exceed the figures stated.

***Notwithstanding Employee's actual performance or anything else to the contrary, the Employee agrees that in no event under any circumstances will total incentive compensation payable pursuant to this Agreement exceed the figures stated, except in the event that if the Employee does not earn the maximum amounts of the 1995 Incentive Payment set forth in this Exhibit A AND THE
PERFORMANCE OF THE EMPLOYEE FOR THE 1996 INCENTIVE PAYMENT IS MORE THAN 15% GREATER THAN THE PSSNI IN THE BEST CASE SCENARIO, then the Employee may earn as the 1996 Incentive Payment the maximum amount for that year and the amount not earned as part of the 1995 Incentive Payment, subject to the limitation that in no event under any circumstances will total incentive compensation payable pursuant to this Agreement exceed $350,000.



               BOTTOM OF SYNERGIES (PAGE 2) CHART

*All synergies are stated in pre-tax dollars and are not reflected in current Exide Electronics or IPM budgets.

W. Johnson will submit to the Vice President and Chief Financial Officer of Exide Electronics, every three months from the effective date of this Agreement, the operating synergies claimed to have been achieved together with all documentation in support of such claims. The Vice President and Chief Financial Officer of Exide Electronics will approve, or reject, some or all of those operating synergies. Only operating synergies approved by the Vice President and Chief Financial Officer of Exide Electronics will count toward calculation of incentive compensation under this Agreement. All disputes will be submitted to the President and Chief Executive Officer of Exide Electronics and IPM for resolution, and the decision of that person will be binding on all parties.

                        EXIDE ELECTRONICS GROUP, INC.
              STATEMENT OF COMPUTATION OF PER SHARE EARNINGS
(in thousands, except per share data)

EXHIBIT 11



PRIMARY

                                                         Three Months Ended
                                                             December 31,
                                                        --------------------
                                                          1994         1993
                                                        -------      -------

Net income                                              $ 1,746       $ 1,226
Preferred stock dividends                                   197           198
                                                        -------       -------
Net income applicable to common shareholders            $ 1,549       $ 1,028
                                                        =======       =======

Net income per common and equivalent share               $ 0.25        $ 0.16
                                                        =======       =======


Primary share base:

Weighted average number of common shares outstanding     6,167        6,111

Weighted average number of common stock equivalents        105          135
                                                         -----        -----
Weighted average number of common and equivalent
          shares outstanding                             6,272        6,246
                                                         =====        =====


                         EXIDE ELECTRONICS GROUP, INC.
                 STATEMENT OF COMPUTATION OF PER SHARE EARNINGS
(in thousands, except per share data)


EXHIBIT 11

FULLY DILUTED (1)


                                                         Three Months Ended
                                                            December 31,
                                                         -------------------
                                                           1994       1993
                                                         -------     -------

Net income                                                $ 1,746    $ 1,226
Add interest on convertible notes, net of taxes               192        182
                                                          -------    -------
Net  income applicable to common shareholders             $ 1,938    $ 1,408
                                                          =======    =======

Net income per common and equivalent share                 $ 0.24     $ 0.18
                                                          =======    =======

Fully diluted share base:

Number of common shares outstanding, end of period          6,225      6,162

Assumed conversion of preferred stock and
   convertible notes                                        1,735      1,735
Weighted average number of common stock
   equivalents                                                123        132
                                                          -------    -------
Weighted average number of common and
   equivalent shares outstanding                            8,083      8,029
                                                          =======    =======


(1)  This calculation is submitted in accordance with Regulation S-K item 601 (b)(11), although it is contrary to APB Opinion No. 15 because it includes the conversion of all convertible securities, even though the conversion of certain of these securities produces an anti-dilutive effect on fully diluted earnings per share.