Form 10-Q/A
period 1995-03-31
EXIDE ELECTRONICS GROUP INC
filed 1995-05-16
CIK 772372

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1995               Commission File No. 0-18106

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

      Yes [  x  ]                                     No [     ]


As of May 10, 1995, 7,770,873 shares of the Registrant's $0.01 par value common stock were outstanding.












Exhibit Index on sequential page number: 23

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited; in thousands, except per share amounts)


                                                                Three Months Ended         Six Months Ended
                                                                     March 31,                 March 31,
                                                               -------------------       ---------------------
                                                                 1995        1994           1995         1994
                                                                 ----        ----           ----         ----
Revenues
   Products                                                    $60,409     $62,073       $124,305     $114,532
   Services                                                     30,859      25,940         59,029       53,156
                                                                ------      ------         ------       ------
     Total revenues                                             91,268      88,013        183,334      167,688
                                                                ------      ------        -------      -------
Cost of revenues
   Products                                                     45,979      44,372         95,039       83,157
   Services                                                     21,386      18,282         40,708       36,931
                                                                ------      ------         ------       ------
     Total cost of revenues                                     67,365      62,654        135,747      120,088
                                                                ------      ------        -------      -------
   Gross profit                                                 23,903      25,359         47,587       47,600

Selling, general and administrative expense                     17,518      15,980         34,075       31,825
Research and development expense                                 2,442       2,602          4,989        4,887
Litigation expense                                                 700       4,997            700        4,997
Merger expense                                                   5,500        -             5,500         -
                                                                 -----       -----          -----        -----
   Income (loss) from operations                               (2,257)       1,780          2,323        5,891

Interest expense                                                 1,118       1,244          2,542        2,515
Interest income                                                   (89)       (112)          (228)        (241)
Other (income) expense                                           (577)        (69)          (738)           93
                                                                 ----         ---           ----            --
   Income (loss) before income taxes                           (2,709)         717            747        3,524

Provision (benefit) for income taxes                             (135)         195          1,072        1,115
                                                                 ----          ---          -----        -----
 Net income (loss)                                            $(2,574)     $   522      $   (325)     $  2,409
                                                              =======      =======      ========      ========
Preferred stock dividends                                          197         198            395          396

 Net income (loss) applicable to common shareholders          $(2,771)     $   324      $   (720)     $  2,013
                                                              =======      =======      ========      ========
Per Share Amounts
Primary
   Net income (loss)                                          $ (0.36)     $  0.04      $  (0.09)     $   0.26
                                                               =======      =======      ========      ========
   Weighted average number of common and equivalent
       shares outstanding                                        7,758       7,800          7,726        7,778
                                                                 =====       =====          =====        =====
Fully Diluted
   Net income (loss)                                          $ (0.36)     $  0.04      $  (0.09)     $   0.26
                                                              =======      =======      ========      ========
   Weighted average number of common and equivalent
       shares outstanding                                        7,765       7,806          7,770        7,806
                                                                 =====       =====          =====        =====


The accompanying notes are an integral part of these financial statements.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(unaudited; dollars in thousands)

                                                            March 31,   September 30,   March 31,
                                                                1995            1994        1994
                                                            ---------   -------------   ---------
Assets
Current assets
   Cash and cash equivalents                                 $  2,032       $  5,886     $  3,309
   Accounts receivable                                         83,740        105,712       78,419
   Inventories                                                 66,495         55,529       61,860
   Deferred tax assets                                          7,448          7,532        6,072
   Other current assets                                         5,208          4,549        4,450
                                                                -----          -----        -----
      Total current assets                                    164,923        179,208      154,110
                                                              -------        -------      -------
Property, plant, and equipment
   Land, buildings, and leasehold improvements                  8,819          8,714        8,622
   Machinery and equipment                                     55,814         51,748       46,829
                                                               ------         ------       ------
                                                               64,633         60,462       55,451
   Accumulated depreciation                                    34,383         32,250       29,281
                                                               ------         ------       ------
                                                               30,250         28,212       26,170
Other assets                                                   16,473         17,256       15,130
                                                               ------         ------       ------
                                                             $211,646       $224,676     $195,410
                                                             ========       ========     ========

Liabilities, Redeemable Preferred Stock, & Common Shareholders' Equity

Current liabilities
   Short-term debt                                           $  6,158       $  5,802     $  2,801
   Accounts payable                                            41,231         44,958       32,223
   Deferred revenues                                           14,369         16,577       12,652
   Accrued compensation                                         7,127          8,153        5,811
   Other accrued liabilities                                    9,991         10,381       12,211
                                                                -----         ------       ------
      Total current liabilities                                78,876         85,871       65,698
                                                               ------         ------       ------
Long-term debt                                                 38,700         43,400       41,850
                                                               ------         ------       ------
Convertible subordinated notes                                 15,000         15,000       15,000
                                                               ------         ------       ------
Deferred liabilities                                            2,947          2,943        3,109
                                                                -----          -----        -----
Redeemable preferred stock                                     10,000         10,000       10,000
                                                               ------         ------       ------
Common shareholders' equity
    Common stock, $0.01 par value, 30,000,000
       shares authorized; shares issued - 7,776,057
       at March 31, 1995, 7,735,165 at September
       30, 1994, and 7,682,839 at March 31, 1994                   78             77           77
    Additional paid-in capital                                 48,210         48,223       47,041
    Retained earnings                                          24,918         26,870       20,820
    Cumulative translation adjustments                        (1,594)        (1,757)      (2,264)
                                                              ------         ------       ------
                                                               71,612         73,413       65,674
     Less: Notes receivable from shareholders                 (5,362)        (5,951)      (5,921)
           Treasury Stock                                       (127)              -            -
                                                                ----
                                                               66,123         67,462       59,753
                                                               ------         ------       ------
                                                             $211,646       $224,676     $195,410
                                                             ========       ========     ========

The accompanying notes are an integral part of these financial statements.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited; in thousands)
                                                                                   Six Months Ended
                                                                                        March 31,
                                                                                -------------------------
                                                                                    1995             1994
                                                                                    ----             ----
Cash flows from operating activities
    Net income (loss)                                                           $  (325)          $ 2,409
     Adjustment to conform fiscal year of IPM                                          -               49
     Adjustments to reconcile net income to
       cash provided by operating activities:
       Depreciation expense                                                        3,155            2,984
       Amortization expense                                                        1,173              939
       Litigation and merger provisions                                            2,200            3,750
       Decrease in accounts receivable                                            21,836           18,018
       Increase in inventories                                                  (13,350)         (10,482)
       Increase in other current assets                                            (906)          (2,607)
       Decrease in accounts payable                                              (3,727)          (8,642)
       Decrease in other current liabilities                                     (3,304)          (4,829)
       Other, net                                                                    824              919
                                                                                     ---              ---
       Net cash provided by operating activities                                   7,576            2,508
                                                                                   -----            -----
Cash flows from investing activities
   Acquisitions of property, plant, and equipment                                (5,359)          (3,534)
   Other, net                                                                      (367)            (676)
                                                                                   ----             ----
       Net cash used in investing activities                                     (5,726)          (4,210)
                                                                                 ------           ------
Cash flows from financing activities
   Proceeds from bank credit facilities                                           62,296           41,377
   Payments of bank credit facilities                                           (62,313)         (39,997)
   Payments of industrial revenue bonds                                          (4,600)            (900)
   Issuances of common stock                                                       1,089              818
   Purchases of treasury stock                                                     (625)            -
   Preferred stock dividends of Exide Electronics                                  (395)            (445)
   Preferred stock dividends of IPM                                              (1,232)            (200)
   Payments of notes receivable from shareholders                                    138              155
   Other, net                                                                       (62)            (262)
                                                                                    ---             ----
       Net cash provided by (used in) financing activities                       (5,704)              546
                                                                                 ------               ---
Net decrease in cash and cash equivalents                                        (3,854)          (1,156)

Cash and cash equivalents, beginning of period                                     5,886            4,465
                                                                                   -----            -----
Cash and cash equivalents, end of period                                         $ 2,032          $ 3,309
                                                                                 =======          =======


Supplemental cash flow disclosures
     Interest paid, net of amounts capitalized                                   $ 2,134          $ 2,756
     Income taxes paid                                                           $ 2,043          $ 7,487

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1995. The results of operations for the quarter and six months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the consolidated financial statements presented herein for prior periods have been reclassified to conform to the method of presentation used in fiscal 1995. These reclassifications are not material.

Note 2 - Merger with IPM

   On February 8, 1995, the company completed the merger of International Power Machines Corporation (IPM) with and into a newly-formed subsidiary of the company. IPM develops, manufactures, sells, and services uninterruptible power systems, and is very similar to Exide Electronics in terms of products and services provided and its channels of distribution. The company exchanged approximately 1,510,000 newly registered shares of Exide Electronics' common stock for all of the outstanding shares of IPM's common stock, Series A preferred stock, and Series B convertible preferred stock. The merger was structured as a tax-free exchange and was accounted for as pooling-of-interests. Accordingly, the accompanying unaudited consolidated financial statements have been restated to include the accounts and results of operations of IPM for all periods presented.

   Historically, IPM prepared its financial statements on a December 31 fiscal year end. As of September 30, 1994, IPM's fiscal year has been changed to September 30 to conform to Exide Electronics' September 30 year end. In accordance with the accounting rules prescribed or permitted for pooling-of-interests, the restated financial statements for the fiscal year ended September 30, 1993 (which are not presented herein) combines the historical consolidated results of operations of Exide Electronics for the year then ended with IPM's historical consolidated results of operations for the calendar year ended December 31, 1993. The restated balance sheet as of September 30, 1993 combines Exide Electronics' historical consolidated balance sheet as of September 30, 1993 with IPM's historical consolidated balance sheet as of December 31, 1993. Therefore, an adjustment to conform IPM's fiscal year end is shown in the accompanying statement of cash flows for the six months ended March 31, 1994 to account for IPM's change in cash for the three months ended December 31, 1993.

   Combined and separate results of Exide Electronics and IPM during the periods preceding the merger were as follows (in thousands):

                                                Exide
                                             Electronics             IPM            Adjustments         Combined
                                             ------------          --------         -----------         --------
Three months ended
 December 31, 1994
    Net sales                                     $81,264           $10,802                              $92,066
    Net earnings                                   $1,746              $537               $(35)           $2,248

Three months ended
  March 31, 1994
   Net sales                                      $79,715            $8,298                              $88,013
   Net earnings                                      $336              $217               $(31)             $522

Six months ended
  March 31, 1994
   Net sales                                     $149,901           $17,787                             $167,688
   Net earnings                                    $1,562              $909               $(62)           $2,409

The combined financial results presented above and the accompanying consolidated financial statements include adjustments to conform the accounting methodology of IPM for reserving for excess and obsolete service inventories to the accounting methodology used by Exide Electronics. There were no intercompany transactions during the period.

In connection with the merger, the company recorded a nonrecurring pretax charge of $5.5 million in the quarter ended March 31, 1995. This charge included approximately $3 million for legal, accounting, financial advisory, and other costs. The company also expensed approximately $2.5 million for the estimated costs of closing a duplicate operating facility and discontinuing certain duplicate product lines manufactured at that facility.

Note 3 - Inventories

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost or market, and consist of the following (in thousands):

                                               March 31,        Sept. 30,          March 31,
                                                    1995             1994               1994
                                                    ----             ----               ----
Raw materials and supplies                       $21,487          $20,149            $22,039
Work in process                                    7,709            7,288              6,782
Finished goods                                    22,652           14,805             21,619
Service parts                                     14,647           13,287             11,420
                                                  ------           ------             ------
                                                 $66,495          $55,529            $61,860
                                                 =======          =======            =======

Note 4 - Litigation

In January 1989, a case was filed by a former manufacturer's representative of the company, alleging that the company failed to pay commissions owed to him on certain sales. In April 1990, a jury awarded the plaintiff damages of approximately $14.9 million. The company appealed the decision, and in September 1992, the appellate court reversed the judgment against the company. In response to various motions filed by the plaintiff, a new trial was granted, and in March 1994, the jury in the new trial awarded damages of $3.75 million to the plaintiff. While the company continued to believe that it should have no liability in this matter and announced its intention to appeal, it recorded a one-time charge in the second quarter of fiscal 1994 of $4,997,000 ($2,936,000 after tax) for the jury verdict and for the costs of the trial.

On July 20, 1994, the company announced that this litigation had been settled. Following agreement among the parties to settle, the court vacated the jury award of $3.75 million previously entered and determined that the vacated judgment cannot be used against the company in the future. To avoid further litigation including post-trial motions and appeals, the company settled the case by making payments to the plaintiff and his attorneys. The parties thereafter stipulated that the entire action was dismissed with prejudice. Since the total value of the settlement payments was less than the one-time charge for the jury verdict recorded by the company in the second quarter of fiscal 1994, no further charges will be necessary in this matter. By agreement with the plaintiff, the terms of the confidential settlement were not disclosed.

In May 1990, Exide Electronics was served with a complaint in the Delaware Court of Chancery and in May 1991, a related case was filed in Federal Court in New York. These complaints alleged, among other things, that Exide Electronics' description of the case involving the manufacturer's representative in its prospectus dated December 21, 1989 was false and misleading. In April 1995, Exide Electronics announced that it had settled both the Delaware and New York suits. The Delaware action had been dismissed once for failure to state a claim, but was reinstated following an appeal and was in the discovery process prior to the settlement. The company recorded a pretax charge of $700,000 for the settlement of the two related lawsuits in the quarter ended March 31, 1995. The settlement agreements are subject to court approval, after notice to affected shareholders. While the company believed that neither suit had merit, it decided to settle as the suits were taking valuable corporate time and attention and would have involved significant legal costs to pursue further.

                        Exide Electronics Group, Inc.
                     Management's Discussion and Analysis
               Of  Results of Operations and Financial Condition


Overview

Exide Electronics (the company) designs, manufactures, markets, and services a broad line of uninterruptible power systems (UPS) products that protect computers and other sensitive electronic equipment against electrical power distortions and interruptions. Several factors had a significant impact on the company's results of operations during the first six months of fiscal 1995 compared to the first six months of fiscal 1994. These factors include the acquisition of International Power Machines Corporation (IPM), accounting for the acquisition as a pooling-of-interests, and expensing certain costs associated with the acquisition; the settlement of litigation; the continued success of the company's Powerware (R) Prestige family of products, particularly in European markets; and the decline of Federal government product sales as the company completes shipments under its program with the Federal Aviation Administration (FAA). The impact of these and other factors on fiscal 1994 is discussed in more depth in "Management's Discussion and Analysis of Results of Operations and Financial Condition" presented in the company's 1994 Annual Report to Shareholders.

During the second quarter of fiscal 1995, the company completed its acquisition of IPM, a manufacturer of UPS products headquartered in Dallas, Texas. IPM is very similar to Exide Electronics in terms of products and services provided and its channels of distribution. In accordance with the merger agreement, the company acquired all of the capital stock of IPM for approximately 1,510,000 newly registered shares of the company's common stock. The acquisition was accounted for as a pooling-of-interests. Accordingly, the financial statements and related information for all periods presented have been restated to reflect the merger with IPM. This merger is discussed more fully in Note 2 of the notes to consolidated financial statements.

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

The following table summarizes the contribution to total revenues of the company by business unit for the quarter and six months ended March 31, 1995 and 1994 (in millions):

                                         Three Months              Six Months
                                        Ended March 31,          Ended March 31,
                                        -----------------      ------------------
                                        1995         1994       1995         1994
                                        ----         ----       ----         ----
Small Systems Group                     $33.2       $28.2       $66.3      $ 55.2
Large Systems Group                      27.2        33.9        58.0        59.3
Worldwide Services Group                 30.9        25.9        59.0        53.2
                                         ----        ----        ----        ----
Results of Operations                   $91.3       $88.0      $183.3      $167.7
                                        =====       =====      ======      ======

The following table presents, for the periods ended March 31, 1995 and 1994, the percentage relationship which certain items in the company's unaudited consolidated statement of operations bear to total revenues:

                                                         Three Months Ended           Six Months Ended
                                                               March 31,                  March 31,
                                                         --------------------        -------------------
                                                           1995         1994          1995         1994
                                                           ----         ----          ----         ----
Revenues
   Products                                                66.2%        70.5%        67.8%         68.3%
   Services                                                 33.8         29.5         32.2          31.7
                                                            ----         ----         ----          ----
      Total revenues                                       100.0        100.0        100.0         100.0
                                                           -----        -----        -----         -----
Cost of revenues
   Products                                                 50.4         50.4         51.8          49.6
   Services                                                 23.4         20.8         22.2          22.0
                                                            ----         ----         ----          ----
      Total cost of revenues                                73.8         71.2         74.0          71.6
                                                            ----         ----         ----          ----
Gross profit (1)
   Products                                                 23.9         28.5         23.5          27.4
   Services                                                 30.7         29.5         31.0          30.5
                                                            ----         ----         ----          ----
   Total gross profit                                       26.2         28.8         26.0          28.4

Selling, general and administrative expense                 19.2         18.1         18.6          19.0
Research and development expense                             2.7          3.0          2.7           2.9
Litigation expense                                           0.8          5.7          0.4           3.0
Merger expense                                               6.0            -            -             -
                                                             ---
   Income (loss) from operations                           (2.5)          2.0          1.3           3.5
                                                           ----           ---          ---           ---
Interest expense                                             1.2          1.4          1.4           1.4
Interest income                                            (0.1)        (0.1)        (0.1)         (0.1)
Other (income) expense                                     (0.6)        (0.1)        (0.4)           0.1
                                                           ----         ----         ----            ---
   Income (loss) before income taxes                       (3.0)          0.8          0.4           2.1
Provision (benefit) for income taxes                       (0.2)          0.2          0.6           0.7
                                                           ----           ---          ---           ---
Net income (loss)                                         (2.8)%         0.6%        (0.2)%         1.4%
                                                          ====           ===         ====           ===

(1) Product and service gross profit margins are expressed as a percentage of their respective revenues, not a percentage of total revenues.

           Three months ended March 31, 1995 versus March 31, 1994

Revenues

For the fiscal quarter ended March 31, 1995, total revenues were $91.3 million, an increase of approximately 4% compared to the same period in the prior year. Product sales declined by about 3% to $60.4 million. SSG product sales increased by approximately $5.0 million or 18%, while LSG product sales experienced a decline of approximately $6.7 million or 20% as compared to the second quarter of fiscal 1994. WSG revenues increased by approximately $5.0 million or 19% as compared to the same period last year.

Growth in SSG product revenues resulted primarily from continuing strong sales of the new Powerware Prestige product line, which were approximately $8.5 million higher than in the prior year, while products being phased out with the introduction of these new products declined by about $4.4 million, for a net increase of approximately $4.1 million. The increase in revenues was primarily in the company's international channels as a result of the company's expansion efforts in international markets. While total SSG international sales were up by 45%, sales to Latin America were approximately even with the prior year as a result of the devaluation of the Mexican peso, which, in effect, increased the cost of the company's products sold in that region. The majority of the increase in international sales were attributable to sales by the company's European affiliates, which increased by more than 85% over the prior year. Domestic revenues declined by approximately 8% during the quarter, mostly attributable to a decline in sales to certain OEM customers. The number of SSG units sold during the second quarter of 1995 increased by approximately 25% as compared to the second quarter of 1994. Higher unit sales were partially offset by a lower average selling price per unit. The lower average selling prices are attributable to a higher proportion of sales of the smaller kVA models, which are generally lower-priced than the larger UPS products, and also to price reductions, reflecting the industry trend of declining UPS prices.

The $6.7 million revenue decrease for LSG resulted primarily from declining Federal product revenues and decreased international sales to Latin America. Federal product revenues declined by approximately $3.3 million dollars as the company has completed the shipment of most of the systems and related ancillary products under the five-year contract awarded to the company by the Air Force Logistics Command (ALC) in May 1988 (which includes the FAA program), and also because of lower sales to the U.S. Navy. The company has previously disclosed that LSG sales would decline by 15% to 20% from fiscal 1994 levels due to the completion of the ALC contract shipments. International sales to Latin America were down by about $1.2 million. The regional economic crisis related to the devaluation of the Mexican peso dramatically slowed sales to this region. The remaining decline in sales of approximately $2.2 million occurred primarily in the company's domestic commercial sales channels, which declined by approximately 21%, partially offset by an increase of about 16% in sales through international channels other than Latin America. The number of LSG UPS systems sold decreased by approximately 26%, while the average sales price per system increased, as sales of ancillary equipment and spare parts represented a greater percentage of total LSG revenues than in the prior year.

WSG's total revenues increased by more than 19% in the second quarter of 1995 as compared to the second quarter of 1994. Commercial revenues were up by about 20%, with strong growth occurring in most channels and service categories. Service revenue growth was especially strong in Canada and Europe as a result of the company's three sales and service acquisitions in the fourth quarter of fiscal 1994. Federal service revenues were up by approximately 19% due to strong sales in the company's Federal government systems implementation business. The company was installing and testing equipment and providing systems implementation services at thirteen FAA sites at March 31, 1995 versus six in 1994, and was developing the engineering design for eight locations at March 31, 1995 versus fourteen locations in the prior year. Federal service revenues will begin to decline in fiscal 1996 as the FAA site services are completed; see the Government Contract Matters section which follows for additional information. WSG revenue increases were a result of a greater amount of services provided rather than an increase in the price of the services.

Gross Profit

Gross profit decreased by $1.5 million in the second quarter of fiscal 1995, a 6% decrease over the prior year. Despite the increased proportion of SSG sales in this quarter, which generally have higher gross margins than LSG sales, overall product margins declined to 23.9% in fiscal 1995 from 28.5% in 1994. The decline in product gross profit margins occurred largely in LSG, which had a higher proportion of low-margin ancillary products sales in 1995, as compared to higher margin UPS module sales in 1994. In addition, SSG margins decreased as a result of lower margins on products being phased out, a higher proportion of sales in channels with lower profit margins, and decreased sales in the higher kVA models which generally have better margins than the lower kVA models. The company also incurred higher than normal costs related to increased production volumes for its new Powerware Prestige product lines. Service margins increased slightly to 30.7% from 29.5%, principally due to changes in the mix of services provided.

Selling, General and Administrative Expense

Selling,   general  and   administrative   expense  increased  by  approximately
$1,538,000 over the prior year. Over half of the increase was incurred for international selling and marketing expenses, as the company continued to expand its worldwide marketing, distribution and support capabilities, particularly in Europe, the Far East, and Latin America. The remainder of the increase in expenses was invested primarily to improve the company's domestic customer support and telemarketing infrastructure for small systems products, and for costs for the company's recently submitted proposal for a new five year contract with the Air Force. General and administrative expense declined slightly from the prior year, mostly due to lower legal expenses as a result of the settlement of certain litigation.

Research and Development Expense

Research and development expense declined by approximately $160,000 versus the second quarter of the prior year, and decreased as a percentage of revenue to 2.7% from 3.0% in 1994. The decrease was related to a variety of factors, including the ability of the company to charge certain custom engineering costs to specific customer job orders in the Small Systems Group, the purchase and capitalization of some SSG equipment leased in the prior year, cost control efforts by the company, and lower research and development expenses at IPM, as significant expenses were incurred in fiscal 1994 in the development of a new product that were not required in fiscal 1995. The company expects research and development expenditures to remain constant or decline slightly as a percentage of revenues as the company takes advantages of synergies between Exide Electronics and IPM in the development of new products.

Litigation Expense

Litigation expense decreased by $4,297,000 in the second quarter of 1995 as compared to the prior year. The company recorded a $700,000 pretax charge for the settlement of two related lawsuits in 1995. Although the company believed that neither suit had merit, they were consuming valuable corporate time and attention and would have involved significant legal costs to pursue further. Last year, the company recorded a charge of $4,997,000 in the second quarter for the settlement of litigation. These lawsuits are discussed in more detail in
Note 4 of the notes to consolidated financial statements and in the Litigation section below.

Merger Expense

During the quarter, the company completed its acquisition of IPM, a manufacturer of UPS products headquartered in Dallas, Texas. With the consummation of the acquisition, which was accounted for as a pooling-of-interests, the company recorded a nonrecurring pretax charge of $5.5 million in the quarter. This charge included approximately $3 million for legal, accounting, financial advisory, and other costs related to the merger. The company also expensed approximately $2.5 million for the estimated costs of closing a duplicate operating facility and discontinuing certain duplicate product lines manufactured at that facility.

Interest/Other

Interest expense decreased by about $126,000 from the second quarter of fiscal 1994, and decreased as a percentage of sales from 1.4% to 1.2% in fiscal 1995. This decrease was due to lower average debt balances, partially offset by higher interest rates. Other (income) expense increased by approximately $508,000. About $400,000 of this increase was due to favorable changes in foreign currency exchange rates. The remaining increase was primarily due to improved results for the company's Japanese joint venture.

Net Income (Loss)

Net loss for the second quarter of fiscal 1995 was $2,574,000, or $.36 per primary share, as compared to net income of $522,000, or $.04 per primary share, for the second quarter of fiscal 1994. Excluding the litigation and merger charges in the quarter for 1995 and 1994, net income would have been $2,210,000 or $.26 per primary share for the second quarter of fiscal 1995, and $3,458,000 or $.42 per primary share in 1994.

Six months ended March 31, 1995 versus March 31, 1994

Revenues

For the six months ended March 31, 1995, total revenues were $183.3 million, an increase of 9.3% compared to the same period in the prior year. Product sales grew by 8.5% to $124.3 million. SSG product sales experienced an increase of more $11.1 million or 20%, while LSG product sales declined by $1.3 million or 2% as compared to the first six months of fiscal 1994. WSG revenues increased by approximately $5.9 million or 11% as compared to the same period last year.

SSG revenues for the first six months of fiscal 1995 increased by approximately $11.1 million or 20% over the prior year. The majority of this increase was in international sales, with sales to Latin America increasing approximately 26%, and sales by the remaining international channels increasing by about 46%, primarily as a result of strong sales growth in exports and sales by the company's affiliates in Europe and Japan. Domestic revenues were approximately even with the prior year, with sales increases by manufacturers' representatives and national accounts channels being offset by sales declines to certain OEM customers and value-added reseller channels. Growth in SSG product revenues resulted primarily from continuing strong sales of the new Powerware Prestige product line, which were approximately $20 million higher than in the prior year, while products being phased out with the introduction of these new products declined by about $10 million, for a net increase of approximately $10 million. In the first six months of fiscal 1995, the Prestige product line was expanded with the addition of 650VA and 2000VA models, additional accessories for the Prestige 3000 and 6000 models were introduced, and new versions of software and network communications products were incorporated. The number of SSG units sold increased by about 40% as compared to the first six months of fiscal 1994. Higher unit sales were partially offset by a lower average selling price per unit. The lower average selling prices are attributable to a higher proportion of sales of the smaller kVA models, which are generally lower-priced than the larger UPS products, and also to price reductions, reflecting the industry trend of declining UPS prices.

LSG revenues were 2% lower than revenues in the first six months of fiscal 1994. The decrease was primarily due to a 32% decrease in sales to Latin America. Federal product sales were about the same level as in the prior year. Product revenues under the ALC contract began to decline as the company has completed the shipment of most of the systems and related ancillary products to the various FAA sites. Domestic commercial revenues declined by approximately 5% during the first six months, with an increase in the national accounts channel being offset by declines in all other channels. International revenues, excluding sales to Latin America, were up by about 1.9% for the first six months of the fiscal year, with an increase in sales by the European affiliates being partially offset by a decline in sales by the company's Canadian affiliate. The number of LSG UPS systems sold decreased by about 16% from the same period from the prior year, while the average sales price per system increased, as sales of ancillary equipment and spare parts represented a greater percentage of total LSG revenues than in the prior year.

WSG revenues grew by approximately $5.9 million or 11% over the same period in the prior year. WSG's commercial domestic revenues grew by about 11%, with strong growth occurring in most service categories. International revenues were up by about 55%, which was primarily attributable to the three sales and service acquisitions in the fourth quarter of fiscal 1994 in Canada and Europe. Federal service revenues were up by approximately 3%. WSG revenue increases were a result of a greater amount of services provided rather than an increase in the price of the services.

Gross Profit

Gross profit remained at about the same level of approximately $47.6 million for the first six months of fiscal 1995 and 1994. Product gross profit margins fell from 27.4% in 1994 to 23.5% in 1995 while service revenues increased from 30.5% to 31.0% during that same time period. The decline in product gross profit margins occurred largely in LSG, which had a higher proportion of low-margin ancillary product sales in 1995, as compared to higher margin UPS module sales in 1994. SSG margins were also lower than in the prior year, as a result of lower margins on products being phased out, a higher proportion of sales in channels with lower profit margins, and decreased sales in the higher kVA models, which generally have better margins than the lower kVA models. The company also incurred higher than normal costs related to increased production volumes for its new Powerware Prestige product lines. Service margins increased principally due to changes in the mix of services provided.

Selling, General and Administrative

Selling, general and administrative expense increased by approximately $2,250,000 over the prior year, but decreased as a percentage of revenues to 18.6% in fiscal 1995 from 19.0% in fiscal 1994. General and administrative expense declined from the prior year due primarily to lower legal expenses as a result of the settlement of certain litigation. Selling and marketing expenses rose primarily as a result of the company's continued efforts to expand its worldwide marketing, distribution, and support capabilities, particularly in Europe, the Far East, and Latin America. The remainder of the increase was invested primarily to improve the company's domestic customer support and telemarketing infrastructure for small systems products, and for costs for the company's recently submitted proposal for a new five year contract with the Air Force.

Research and Development Expense

Research and development expense increased by approximately $102,000 over the prior year, but decreased as a percentage of revenue to 2.7% in fiscal 1995 from 2.9% in fiscal 1994. Contributing to the decrease as a percentage of revenue were lower research and development expenses at IPM, as significant expenses were incurred in fiscal 1994 in the development of a new product that were not required in fiscal 1995. The company expects research and development expenditures to remain constant or decline slightly as a percentage of revenues as the company takes advantages of synergies between Exide Electronics and IPM in the development of new products.


Litigation Expense

Litigation expense decreased by $4,297,000 in the second quarter of 1995 as compared to the prior year. The company recorded a $700,000 pretax charge for the settlement of two related lawsuits in 1995. Although the company believed that neither suit had merit, they were consuming valuable corporate time and attention and would have involved significant legal costs to pursue further. Last year, the company recorded a charge of $4,997,000 in the second quarter for the settlement of litigation. These lawsuits are discussed in more detail in
Note 4 of the notes to consolidated financial statements and in the Litigation section below.

Merger Expense

During the quarter, the company completed its acquisition of IPM, a manufacturer of UPS products headquartered in Dallas, Texas. With the consummation of the acquisition, which was accounted for as a pooling-of-interests, the company recorded a nonrecurring pretax charge of $5.5 million in the quarter. This charge included approximately $3 million for legal, accounting, financial advisory, and other costs related to the merger. The company also expensed approximately $2.5 million for the estimated costs of closing a duplicate operating facility and discontinuing certain duplicate product lines manufactured at that facility.

Interest/Other

Interest expense increased by about $27,000 over the first six months of fiscal 1994, but remained at 1.4% of revenues. The company incurred $233,000 in the write-off of remaining debt issuance costs and a redemption premium related to the payoff of its Industrial Revenue Bonds (IRBs) in the first quarter of fiscal 1995. Without this one-time charge, interest expense would have been 8% less than fiscal 1994. Other (income) expense improved by approximately $831,000. The increase is primarily due to foreign exchange gains of $354,000 versus losses of $75,000 in the prior year, and to improved results for the company's Japanese joint venture. The company's foreign currency exposures are discussed in more detail below.

Net Income (Loss)

Net loss for the first six months of fiscal 1995 was $325,000, or $.09 per primary share, as compared to net income of $2,409,000, or $.26 per primary share, for the first six months of fiscal 1994. Excluding the litigation and merger charges in the second quarter of fiscal 1995 and 1994, net income would have been $4,359,000 or $.51 per primary share for the first six months of fiscal 1995, and $5,345,000 or $.64 per primary share in 1994.

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

Liquidity and Financial Condition

As of March 31, 1995, the company had $86.0 million of working capital, as compared to $93.3 million at September 30, 1994, and $88.4 million at March 31, 1994. The $2.4 million decrease in working capital as compared to March 31, 1994 is a result of increased accounts receivables and inventories needed to support the higher sales levels, offset by related increases in accounts payable and deferred revenues. The $7.3 million decrease in working capital between September 30, 1994 and March 31, 1995 is primarily the result of a decline in accounts receivable due to increased collections on receivable balances, partially offset by higher inventory balances. Receivable balances are typically at their highest level at fiscal year-end, due to the higher level of fourth quarter sales. The reduction in working capital resulted in net cash provided by operations of $7.6 million for the six months ended March 31, 1995, which was used primarily to redeem the company's IRBs of $4.6 million and to fund capital expenditures.

During the first six months of 1995, the company invested approximately $5.4 million in capital expenditures. Capital expenditures for fiscal 1995 are expected to approximate $10 to $11 million. The company believes that its cash flow from operations and its existing bank facilities will be sufficient to meet its short-term requirements for working capital and capital expenditures.

In November 1994, the Board of Directors authorized the repurchase of up to 5% of the company's outstanding stock. The company plans to continue repurchasing its outstanding stock, depending on current market conditions and other factors.

Contingencies

Litigation

In May 1990, Exide Electronics was served with a complaint in Delaware, and in May 1991, a related case was filed in Federal Court in New York. These complaints alleged, among other things, that Exide Electronics' description of a lawsuit in its prospectus dated December 21, 1989 was false and misleading. Exide Electronics recorded a charge in connection with that lawsuit of $4,997,000 ($2,936,000 after tax) in its operating results for the second quarter of fiscal 1994, and reached a settlement in July 1994. See Note 4 of the notes to consolidated financial statements for additional information.

In April 1995, Exide Electronics announced that it had settled the suits in Delaware and New York. The Delaware action had been dismissed once for failure to state a claim, but was reinstated following an appeal and was in the discovery process prior to the settlement. The company recorded a pre-tax charge of $700,000 for the settlement of these two related lawsuits in the quarter ended March 31, 1995. The settlement agreements are subject to court approval, after notice to affected shareholders. While the company believed that neither suit had merit, it decided to settle as the suits were consuming valuable corporate time and attention and would have involved significant legal costs to pursue further.

Government Contract Matters

Sales to the United States Federal government accounted for approximately 29% and 31% of total revenues for the six months ended March 31, 1995 and 1994, respectively, and approximately 33%, 35% and 19% of total revenues for the years ended September 30, 1994, 1993 and 1992, respectively. A significant portion of the company's sales to the Federal government in recent years have been under a five-year contract awarded to the company by the Air Force Logistics Command in May 1988 following a competitive procurement. As of March 31, 1995, a significant portion of the company's backlog relates to orders received under this contract from the Federal Aviation Administration (FAA). The period during which orders could be placed under this contract expired in May 1993. Expiration of this contract does not affect orders received prior to expiration, and delivery on the remainder of such orders, which consists primarily of site implementation services for the FAA, is currently planned through fiscal 1997.

A competitive procurement process for a new five-year contract is currently underway. The company submitted its final proposal in April 1995. The government's current schedule indicates that an award should be announced by the end of June 1995. The company is likely to face vigorous competition in the new procurement, and there can be no assurance that the company will be successful in obtaining the new contract. However, the company can sell its products and services to the Federal government through its four existing Navy contracts, through its General Services Administration Schedule, and potentially in a subcontractor capacity or through the award of other new contracts. Nevertheless, failure to win the new contract would adversely affect the company's ability to sell to the Federal government in the future. The company's contracts with the Federal government have no significant minimum purchase commitments, and the government may cease purchases under these contracts at any time for any reason. These contracts are subject to termination for the convenience of the government pursuant to the terms of the contracts.

The company's compliance with government contract regulations is audited or reviewed from time to time by government auditors, who have the right to audit the company's records and the records of its subcontractors during and after completion of contract performance. Under Federal government regulations, certain costs are not allowable as costs for which the government will reimburse the company. Government auditors may recommend that certain charges be treated as unallowable and reimbursement be made to the government. In addition, as part of the company's internal control practices, the company performs regular internal reviews of its charges to the government. In connection with such reviews, the company may make voluntary refunds to the government for certain unallowable or inadvertent charges, which are brought to the government's attention by the company. The company provides for estimated unallowable charges and voluntary refunds in its financial statements, and believes that its provisions are adequate as of March 31, 1995.

Foreign Currency Exposures

International sales accounted for approximately 31% and 26% of total revenues for the six months ended March 31, 1995 and 1994, respectively, and approximately 25%, 22% and 30% of total revenues for the years ended September 30, 1994, 1993 and 1992, respectively. A significant portion of these sales are denominated in foreign currencies. As of March 31, 1995, approximately 20% of the company's total assets were located outside the United States, primarily in Canada and Europe. Significant fluctuations in foreign currency exchange rates can result in gains or losses on foreign currency transactions, which are recorded in the consolidated statement of operations. Fluctuations in the recorded value of the company's net investment in its international subsidiaries resulting from changes in foreign exchange rates are recorded in the cumulative translation adjustments component of common shareholders' equity. The company hedges these risks using a combination of natural hedges such as foreign currency denominated borrowings and, from time to time, foreign currency financial instruments. European and Canadian currencies have been especially volatile over the last two years. As of March 31, 1995, the company had accounts receivable and accounts payable totaling approximately $10 million that were exposed to fluctuations in exchange rates, and had foreign currency financial instruments covering approximately 60% of these balances. These balances are spread among various currencies, primarily the French franc.

As of March 31, 1995, the company had entered into three foreign currency options which give the company the right to sell at predetermined exchange rates approximately 29 million French francs. These contracts mature at various dates from May through June 1995. These contracts were entered into to reduce the potential loss from a significant decline in the value of the French franc. Potential gains on these contracts would be recognized in income and offset the foreign currency exchange losses on the related transactions. The aggregate fair value of these contracts at March 31, 1995 was approximately $20,000. The company does not have any speculative financial instruments.

For the first six months of fiscal 1995, the company had foreign exchange transaction gains of approximately $354,000, as compared to losses of approximately $75,000 in the same period of fiscal 1994, and the change in the cumulative translation adjustments account increased the recorded value of common shareholders' equity by $163,000 from September 30, 1994 to March 31, 1995. For fiscal 1994, the company had foreign exchange transaction losses of approximately $257,000, as compared to losses of approximately $221,000 in 1993, and the change in the cumulative translation adjustments account increased the recorded value of common shareholders' equity by $154,000 from September 30, 1993 to September 30, 1994.

                          PART II - OTHER INFORMATION

                                March 31, 1995

ITEM 1.  Legal Proceedings

      See Note 4 of the Notes to Consolidated Financial Statements.


ITEM 4.  Submission of Matters to a Vote of Security Holders

      At a Special Meeting of the Shareholders held on February 7, 1995, the company's shareholders voted as follows:

      A. To approve the merger of International Power Machines Corporation with and into Exide Electronics Group, Inc. The results of the vote were 4,750,652 votes for, 17,785 votes against, and 10,001 votes abstained. This matter is discussed in additional detail in Note 2 of the Notes to Consolidated Financial Statements.

      B. To amend Exide Electronics Group, Inc.'s Certificate of Incorporation to increase the authorized number of shares of Common Stock from fifteen million shares to thirty million shares, and to remove references to the Exide Electronics Series A, B, and C Preferred Stock, which are no longer outstanding. The results of the vote were 5,212,958 votes for, 500,987 votes against, and 21,329 votes abstained.

      At the Annual Meeting of the Shareholders held on February 23, 1995, the company's shareholders voted as follows:

      A. The following directors were elected for three year terms expiring in 1998:

      Conrad Plimpton 5,592,247 votes for, 33,913 votes abstained James Fowler 5,591,373 votes for, 34,787 votes abstained David McLaughlin 5,590,613 votes for, 35,547 votes abstained

      All other directors continued in office.

      B. The 1995 Employee Stock Option and Restricted Stock Plan was approved, with 4,105,321 votes for, 522,269 votes against, and 35,323 votes abstained.

      C. The 1995 Directors Stock Option Plan was approved, with 4,437,752 votes for, 208,963 votes against, and 16,228 votes abstained.

      D. The firm of Arthur Andersen LLP was approved as independent public accountants for the fiscal year ending September 30, 1995, with 5,590,613 votes for, 1,428 votes against, and 3,186 votes abstained.

ITEM 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits:

      Exhibit
      Number   Description

       2 Agreement and Plan of Reorganization dated as of August 25, 1994, as amended by amendments dated as of December 14, 1994 and as of January 5, 1995, among Exide Electronics Group, Inc., Exide Electronics Acquisition, Inc., and International Power Machines Corporation, incorporated herein by reference from Exhibit 2.1 to Exide Electronic Group Inc.'s Registration Statement on Form S-4 (Registration No. 33-88324).

       3 Certificate of Incorporation of Exide Electronics Group, Inc., as amended on February 24, 1995.

      11       Statement of Computation of Per Share Earnings.

      27       Financial Data Schedule.


      (b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K, for the event dated February 8, 1995, reporting the consummation of the merger of International Power Machines Corporation (IPM) with and into Exide Electronics Group, Inc. The financial statements required under Item 7 for this acquisition were filed under Form 8-K/A on April 24, 1995. The merger with IPM is discussed in more detail in Note 2 of the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

                         EXIDE ELECTRONICS GROUP, INC.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         EXIDE ELECTRONICS GROUP, INC.
                                          (Registrant)




Date:   May 15, 1995                      By: Marty R. Kittrell

                                              Marty R. Kittrell
                                              Vice President and
                                              Chief Financial Officer

Exide Electronics Group, Inc.
Exhibit Index


   Exhibit
   Number  Description                                                  Page


     3     Certificate of Incorporation of Exide Electronics             24
           Group, Inc., as amended on February 24, 1995.

    11     Statement of Computation of Per Share Earnings                96

    27     Financial Data Schedule                                       98
