Form 10-Q
period 1995-06-30
EXIDE ELECTRONICS GROUP INC
filed 1995-08-11
CIK 772372

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1995               Commission File No. 0-18106

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

      Yes [  x  ]                                     No [     ]


As of July 31, 1995, 8,373,165 shares of the Registrant's $0.01 par value common stock were outstanding.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

(in thousands, except per share amounts)

                                                         Three Months Ended        Nine Months Ended
                                                              June 30,                 June 30,
                                                        --------------------     ---------------------
                                                          1995         1994        1995        1994
                                                          ----         ----        ----        ----
Revenues
   Products                                           $  68,614    $  68,379    $ 192,919   $ 182,911
   Services                                              30,232       23,385       89,261      76,541
                                                         ------       ------       ------      ------
     Total revenues                                      98,846       91,764      282,180     259,452
                                                         ------       ------      -------     -------
Cost of revenues
   Products                                              50,715       50,643      145,754     133,800
   Services                                              20,713       16,317       61,421      53,248
                                                         ------       ------       ------      ------
     Total cost of revenues                              71,428       66,960      207,175     187,048
                                                         ------       ------      -------     -------
   Gross profit                                          27,418       24,804       75,005      72,404

Selling, general and administrative expense              17,194       15,867       51,269      47,692
Research and development expense                          2,397        2,695        7,386       7,582
Litigation expense                                            -            -          700       4,997
Merger expense                                                -            -        5,500           -
                                                          -----        -----        -----       -----
   Income from operations                                 7,827        6,242       10,150      12,133

Interest expense                                          1,373        1,303        3,915       3,818
Interest income                                            (131)        (122)        (359)       (363)
Other (income) expense                                      170         (114)        (568)        (21)
                                                            ---         ----         ----         ---
   Income before income taxes                             6,415        5,175        7,162       8,699

Provision for income taxes                                2,322        1,999        3,394       3,114
                                                          -----        -----        -----       -----
   Net income                                         $   4,093    $   3,176    $   3,768   $   5,585
                                                      =========    =========    =========   =========
Preferred stock dividends                                   197          197          592         593

Net income applicable to common shareholders          $   3,896    $   2,979    $   3,176   $   4,992
                                                      =========    =========    =========   =========
Per Share Amounts
Primary
   Net income                                         $    0.49    $    0.38    $    0.40   $    0.64
                                                      =========    =========    =========   =========
   Weighted average number of common and equivalent
      shares outstanding                                  7,903        7,846        7,845       7,803
                                                          =====        =====        =====       =====
Fully diluted
   Net income                                         $    0.44    $    0.35    $    0.40   $    0.62
                                                      =========    =========    =========   =========
   Weighted average number of common and equivalent
      shares outstanding                                  9,768        9,389        7,986       8,989
                                                          =====        =====        =====       =====


The accompanying notes are an integral part of these financial statements, which have been restated to reflect the merger with International Power Machines on a pooling-of-interests basis.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(unaudited; dollars in thousands)



                                                        June 30,  September 30,  June 30,
                                                          1995        1994         1994
                                                          ----        ----         ----
Assets

Current assets

   Cash and cash equivalents                         $   2,019    $   5,886    $   3,277
   Accounts receivable                                  94,072      105,712       86,596
   Inventories                                          74,611       55,529       60,186
   Other current assets                                 12,826       12,081       11,380
                                                        ------       ------       ------
      Total current assets                             183,528      179,208      161,439
                                                       -------      -------      -------
Property, plant, and equipment
   Land, buildings, and leasehold improvements           8,960        8,809        8,851
   Machinery and equipment                              59,958       51,653       48,797
                                                        ------       ------       ------
                                                        68,918       60,462       57,648
   Accumulated depreciation                             36,136       32,250       30,815
                                                        ------       ------       ------
                                                        32,782       28,212       26,833
Other assets                                            17,043       17,256       12,511
                                                        ------       ------       ------
                                                     $ 233,353    $ 224,676    $ 200,783
                                                     =========    =========    =========

Liabilities, Redeemable Preferred Stock, & Common Shareholders' Equity

Current liabilities

   Short-term debt                                   $   5,649    $   5,802    $   3,277
   Accounts payable                                     48,024       44,958       38,047
   Deferred revenues                                    15,242       16,577       13,868
   Other accrued liabilities                            19,104       18,534       17,793
                                                        ------       ------       ------
      Total current liabilities                         88,019       85,871       72,985
                                                        ------       ------       ------
Long-term debt                                          47,300       43,400       36,900
                                                        ------       ------       ------
Convertible subordinated notes                          15,000       15,000       15,000
                                                        ------       ------       ------
Deferred liabilities                                     2,926        2,943        3,026
                                                         -----        -----        -----
Redeemable preferred stock                              10,000       10,000       10,000
                                                        ------       ------       ------
Common shareholders' equity
   Common stock, $0.01 par value, 30,000,000
    shares authorized; shares issued - 7,776,692
    at June 30, 1995, 7,735,165 at September 30,
    1994, and 7,698,050 at June 30, 1994                    78           77           77
   Additional paid-in capital                           48,274       48,223       47,198
   Retained earnings                                    28,818       26,870       23,576
   Cumulative translation adjustments                   (1,496)      (1,757)      (2,105)
                                                        ------       ------       ------
                                                        75,674       73,413       68,746
   Less:  Notes receivable from shareholders            (5,444)      (5,951)      (5,874)
          Treasury stock                                  (122)           -            -
                                                          ----         ----         ----
                                                        70,108       67,462       62,872
                                                        ------       ------       ------
                                                     $ 233,353    $ 224,676    $ 200,783
                                                     =========    =========    =========


The accompanying notes are an integral part of these financial statements, which have been restated to reflect the merger with International Power Machines on a pooling-of-interests basis.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited; in thousands)

                                                                 Nine Months Ended
                                                                      June 30,
                                                                -------------------
                                                                  1995        1994
                                                                  ----        ----
Cash flows from operating activities
   Net income                                                  $  3,768    $  5,585
     Adjustment to conform fiscal year of IPM                                    49
     Adjustments to reconcile net income to
       cash provided by operating activities:
       Depreciation expense                                       4,684       4,494
       Amortization expense                                       1,896       1,511
       Litigation and merger provisions                           2,200       3,750
       Decrease in accounts receivable                           11,614      10,646
       (Increase) in inventories                                (21,829)     (8,571)
       (Increase) in other current assets                          (218)     (1,712)
       Increase (decrease) in accounts payable                    3,066      (2,314)
       (Decrease) in other current liabilities                   (1,266)     (4,151)
       Other, net                                                    58      (1,977)
                                                                   ----      ------
       Net cash provided by operating activities                  3,973       7,310
                                                                  -----       -----
Cash flows from investing activities
   Acquisitions of property, plant, and equipment                (9,428)     (5,657)
   Other, net                                                      (503)     (1,145)
                                                                   ----      ------
       Net cash used in investing activities                     (9,931)     (6,802)
                                                                 ------      ------
Cash flows from financing activities
   Proceeds from bank credit facilities                          92,800      64,704
   Payments of bank credit facilities                           (85,200)    (65,297)
   Increase in short-term debt                                      534           -
   Payment on industrial revenue bonds                           (4,600)     (3,500)
   Decrease in funds held for construction                            -       2,600
   Issuances of common stock                                      1,159         974
   Purchases of treasury stock                                     (625)          -
   Preferred stock dividends of Exide Electronics                  (789)       (839)
   Preferred stock dividends of IPM                              (1,232)       (400)
   Payments of notes receivable from shareholders                   112         276
   Other, net                                                       (68)       (263)
                                                                   ----        ----
       Net cash provided by (used in) financing activities        2,091      (1,745)
                                                                  -----      ------
Net (decrease) in cash and cash equivalents                      (3,867)     (1,237)

Cash and cash equivalents, beginning of period                    5,886       4,514
                                                                  -----       -----
Cash and cash equivalents, end of period                       $  2,019    $  3,277
                                                               ========    ========

Supplemental cash flow disclosures
    Interest paid, net of amounts capitalized                  $  3,758    $  4,278
    Income taxes paid                                          $  1,855    $  8,525

The accompanying notes are an integral part of these financial statements, which have been restated to reflect the merger with International Power Machines on a pooling-of-interests basis.

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended June 30, 1995 and 1994. The results of operations for the quarter and nine months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Merger with IPM

On February 8, 1995, the company completed the merger of International Power Machines Corporation (IPM) with and into a newly-formed subsidiary of the company. IPM develops, manufactures, sells, and services uninterruptible power systems, and is very similar to Exide Electronics in terms of products and services provided and its channels of distribution. The company exchanged approximately 1,510,000 newly registered shares of Exide Electronics' common stock for all of the outstanding shares of IPM's common stock, Series A preferred stock, and Series B convertible preferred stock. The merger was structured as a tax-free exchange and was accounted for as a pooling-of-interests. Accordingly, the accompanying unaudited consolidated financial statements have been restated to include the accounts and results of operations of IPM for all periods presented.

Historically, IPM prepared its financial statements on a December 31 fiscal year end. As of September 30, 1994, IPM's fiscal year was changed to September 30 to conform to Exide Electronics' September 30 year end. In accordance with the accounting rules prescribed or permitted for pooling-of-interests, the restated statement of operations for the fiscal year ended September 30, 1993 (which is not presented herein) combines the historical consolidated results of operations of Exide Electronics for the year then ended with IPM's historical consolidated results of operations for the calendar year ended December 31, 1993. The restated balance sheet as of September 30, 1993 combines Exide Electronics' historical consolidated balance sheet as of September 30, 1993 with IPM's historical consolidated balance sheet as of December 31, 1993. Therefore, an adjustment to conform IPM's fiscal year end is shown in the accompanying statement of cash flows for the nine months ended June 30, 1994 to account for IPM's change in cash for the three months ended December 31, 1993.

Combined and separate results of Exide Electronics and IPM during the periods preceding the merger were as follows (in thousands):

                               Exide
                            Electronics      IPM       Adjustments    Combined
                            -----------  ----------    -----------   ----------
Three months ended
  December 31, 1994
    Revenues                $  81,264     $  10,802                    $  92,066
    Net income              $   1,746     $     537     $     (35)     $   2,248

Three months ended
  June 30, 1994
   Revenues                 $  82,835     $   8,929                    $  91,764
   Net income               $   2,952     $     254     $     (30)     $   3,176

Nine months ended
  June 30, 1994
   Revenues                 $ 232,736     $  26,716                    $ 259,452
   Net income               $   4,514     $   1,163     $     (92)     $   5,585

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

Note 3 - Inventories

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost or market, and consist of the following (in thousands):

                                               June 30,   Sept. 30,     June 30,
                                                   1995        1994         1994
                                                   ----        ----         ----
Raw materials and supplies                      $26,654     $20,149      $21,597
Work in process                                   7,840       7,288        8,144
Finished goods                                   25,976      14,805       19,145
Service parts                                    14,141      13,287       11,300
                                                 ------      ------       ------
                                                $74,611     $55,529      $60,186
                                                =======     =======      =======

Note 4 - Redeemable Preferred Stock

On July 1, 1995, all outstanding shares of Series D and Series E Convertible Preferred Stock were converted into 595,273 shares of the company's common stock at conversion prices of $13.08 and $23.86 per share, respectively.

Note 5 - Litigation

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

On July 20, 1994, the company announced that this litigation had been settled. Following agreement among the parties to settle, the District Court vacated the jury award of $3.75 million previously entered and determined that the vacated judgment cannot be used against the company in the future. To avoid further litigation including post-trial motions and appeals, the company settled the case by making payments to the plaintiff and his attorneys. The parties thereafter stipulated that the entire action was dismissed with prejudice. Since the total value of the settlement payments was less than the one-time charge for the jury verdict recorded by the company in the second quarter of fiscal 1994, no further charges were necessary in this matter. By agreement with the plaintiff, the terms of the confidential settlement were not disclosed.

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

                         Exide Electronics Group, Inc.
                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition


Overview

Exide Electronics (the company) provides strategic power management solutions to a broad range of businesses and institutions worldwide. The company's products are used for financial, medical, industrial, telecommunications, military, and aerospace applications -- wherever continuous power is essential to daily operations. Several factors had a significant impact on the company's results of operations during the first nine months of fiscal 1995 compared to the first nine months of fiscal 1994. These factors include acquiring International Power Machines Corporation (IPM), accounting for the acquisition as a pooling-of-interests, and expensing certain costs associated with the acquisition; the settlement of litigation; the continued success of the company's Powerware (R) Prestige family of products, particularly in international markets; the decline of Federal government product sales as the company completes shipments under its program with the Federal Aviation Administration (FAA); and the overall strong growth in international markets. The impact of these and other factors on fiscal 1994 is discussed in more depth in "Management's Discussion and Analysis of Results of Operations and Financial Condition" presented in the company's 1994 Annual Report to Shareholders.

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

The following table summarizes the contribution to total revenues of the company by business unit for the quarter and nine months ended June 30, 1995 and 1994 (in millions):

                                         Three Months            Nine Months
                                        Ended June 30,          Ended June 30,
                                       1995        1994        1995        1994
                                       ----        ----        ----        ----
Small Systems Group                   $37.7      $ 28.1      $104.0      $ 83.4

Large Systems Group                    30.9        40.3        88.9        99.6

Worldwide Services Group               30.2        23.4        89.3        76.5
                                       ----        ----        ----        ----
                                      $98.8      $ 91.8      $282.2      $259.5
                                      =====      ======      ======      ======

Results of Operations

The following table presents, for the periods ended June 30, 1995 and 1994, the percentage relationship which certain items in the company's unaudited consolidated statement of operations bear to total revenues:

                                     Three Months Ended       Nine Months Ended
                                          June 30,                 June 30,
                                      1995        1994        1995        1994
                                      ----        ----        ----        ----
Revenues
   Products                           69.4%       74.5%       68.4%       70.5%
   Services                           30.6        25.5        31.6        29.5
                                      ----        ----        ----        ----
      Total revenues                 100.0       100.0       100.0       100.0
                                     -----       -----       -----       -----
Cost of revenues
   Products                           51.3        55.2        51.6        51.6
   Services                           21.0        17.8        21.8        20.5
                                      ----        ----        ----        ----
      Total cost of revenues          72.3        73.0        73.4        72.1
                                      ----        ----        ----        ----
Gross profit (1)
   Products                           26.1        25.9        24.4        26.8
   Services                           31.5        30.2        31.2        30.4
                                      ----        ----        ----        ----
      Total gross profit              27.7        27.0        26.6        27.9

Selling, general and administrative   17.4        17.3        18.2        18.4
expense
Research and development expense       2.4         2.9         2.6         2.9
Litigation expense                       -           -         0.2         1.9
Merger expense                           -           -         2.0           -
                                      ----        ----        ----        ----
   Income from operations              7.9         6.8         3.6         4.7

Interest expense                       1.4         1.4         1.4         1.5
Interest income                       (0.1)       (0.1)       (0.1)       (0.2)
Other (income) expense                 0.1        (0.1)       (0.2)          -
                                       ---        ----        ----         ---
   Income before income taxes          6.5         5.6         2.5         3.4
Provision for income taxes             2.4         2.1         1.2         1.2
                                       ---         ---         ---         ---
Net income                             4.1%        3.5%        1.3%        2.2%
                                       ===         ===         ===         ===

(1) Product and service gross profit margins are expressed as a percentage of their respective revenues, not as a percentage of total revenues.

Three months ended June 30, 1995 versus June 30, 1994

Revenues

For the fiscal quarter ended June 30, 1995, total revenues were $98.8 million, an increase of approximately 8% compared to the same period in the prior year. Product sales were flat, although the product mix changed as SSG product sales increased by approximately $9.6 million or 34% and LSG product sales declined by approximately $9.4 million or 23%, as compared to the third quarter of fiscal 1994. WSG revenues increased by approximately $6.8 million or 29% as compared to the same period last year.

The 34% growth in SSG product revenues resulted from continuing strong sales of the new Powerware Prestige product line and healthy overall growth in the entire SSG product line. Sales of the new Powerware Prestige product line were approximately $11.2 million higher than in the prior year, while products being phased out with the introduction of these new products declined by about $5.0 million, for a net increase of approximately $6.2 million. Overall SSG product revenues, excluding sales of Powerware Prestige products and sales of products being phased out, were 26% higher than in the same period of the prior year. The increase in revenues occurred primarily in the company's international channels as a result of the company's expansion efforts in these markets. Total SSG international sales were up about 48% over the same period in the prior year. The majority of the increase in international sales was attributable to sales by the company's affiliates in Europe and Japan, which accounted for over 90% of the total increase in international revenues over the prior year. Domestic revenues increased by approximately 16% during the quarter. The number of SSG units sold during the third quarter of 1995 increased by approximately 10% as compared to the third quarter of 1994. Average selling prices increased, as the proportion of sales of larger kVA models to total SSG sales rose this quarter over the same period in the prior year.

The $9.4 million revenue decrease for LSG resulted primarily from declining Federal product revenue, partially offset by increasing commercial revenues occurring primarily in the company's domestic sales channels. Federal product revenues declined by approximately $12.9 million as the company has completed the shipment of most of the systems and related ancillary products to the various FAA sites. The company has previously disclosed that LSG sales would decline by 15% to 20% from fiscal 1994 levels due to completion of the FAA shipments. Commercial domestic sales revenues increased by approximately 25%, while sales in the international channels increased by about 12%. The number of LSG UPS systems sold increased by over 30% versus the prior year, while the average sales price per system declined, due to decreased sales of ancillary equipment and spare parts and an increase in sales of UPS systems in the smaller kVA range, which generally are lower-priced than the larger UPS products.

WSG's total revenues increased by approximately 29% in the third quarter of 1995 as compared to the third quarter of 1994. Commercial revenues were up by about 15%, with strong growth occurring in most channels and service categories. Service revenue growth was especially strong in Canada and Europe as a result of the company's three sales and service acquisitions in the fourth quarter of fiscal 1994. Federal service revenues were up by approximately 49% due to strong sales in the company's Federal government systems implementation business. The company continues to provide the FAA with design and site implementation services at several locations under a multi-year program for the Air Route Traffic Control Center Modernization Program (ARTCC). The company provided a significantly higher level of services this quarter at the eleven FAA sites currently in the installation phase. The company is also developing the engineering design for seven sites, versus thirteen in the prior year, and is scheduled to provide site services to the FAA under this program through fiscal 1997. Federal service revenues will begin to decline in fiscal 1996 as the FAA site services are completed; see the Government Contract Matters section which follows for additional information. WSG revenue increases were a result of a greater amount of services provided rather than an increase in the price of the services.

Gross Profit

Gross profit increased by $2.6 million in the third quarter of fiscal 1995 versus 1994, an increase of about 11%. Federal site service margins improved in the current quarter because of increased content of professional services, which increased service margins to 31.5% from 30.2% percent in the third quarter of 1994. Product margins were up slightly from the prior year, improving to 26.1% from 25.9%. LSG product margins were improved, as sales of ancillary equipment and spare parts, which have lower gross profit margins, declined significantly over the prior year; this was partially offset by a decline in SSG gross profit margins over the prior year, which occurred primarily as a result of low margins on 1995 sales of products being phased out. SSG margins were improved over the second quarter of 1995, reflecting the operational progress made on the Powerware Prestige family as well as a more favorable product mix.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by approximately $1.3 million over the prior year and increased slightly as a percentage of sales to 17.4% from 17.3% in the prior year. Selling and marketing expenses rose as the company continued its investment in international markets and strengthened its global sales force by reorganizing its North American sales operation along customer groups and reinforcing its regional sales management teams. As a result of revenue growth, especially in international markets, selling and marketing expenses declined slightly as a percentage of sales versus the prior year. General and administrative expense increased as a percentage of sales compared with the prior year, as the company invested in leadership training for managers in the company.

Research and Development Expense

Research and development expense declined by approximately $298,000 versus the third quarter of the prior year, and decreased as a percentage of revenue to 2.4% from 2.9% in 1994. The decrease was related to a variety of factors, including the ability of the company to charge certain custom engineering costs to specific customer job orders in the Small Systems Group, ongoing cost control efforts by the company, and lower research and development expenses at IPM, as significant expenses were incurred in fiscal 1994 in the development of a new product that were not required in fiscal 1995. The company expects research and development expenditures to remain constant or decline slightly as a percentage of revenues as the company takes advantage of synergies between Exide Electronics and IPM in the development of new products.

Other (Income) Expense

Other expense was $170,000 for the third quarter of 1995 as compared to other income of $114,000 for the same period of fiscal 1994. The majority of the increase in expense of $284,000 is attributable to unfavorable changes in foreign exchange rates, partially offset by an increase in royalty income.

Net Income

Net income for the third quarter of fiscal 1995 was $4,093,000, an increase of $917,000 from the third quarter of 1994. Primary earnings per share were $.49, as compared with $.38 a year ago, and fully diluted earnings per share were $.44 versus $.35 in the prior year.

Nine months ended June 30, 1995 versus June 30, 1994

Revenues

For the nine months ended June 30, 1995, total revenues were $282.2 million, an increase of approximately 9% compared to the same period in the prior year. Product sales grew by about 5% to $192.9 million. SSG product sales experienced an increase of approximately $20.6 million or 25%, while LSG product sales declined by approximately $10.7 million or 11% as compared to the first nine months of fiscal 1994. WSG revenues increased by approximately $12.8 million or 17% as compared to the same period last year.

SSG revenues for the first nine months of fiscal 1995 increased by approximately $20.6 million or 25% over the prior year. The majority of this increase was in international sales channels, which experienced growth of about 42% over the prior year. This growth was primarily the result of strong sales growth by the company's affiliates in Europe and Japan, which accounted for over 85% of the total growth in international sales. Domestic revenues were approximately 6% higher than in the prior year. Growth in SSG product revenues resulted primarily from continuing strong sales of the new Powerware Prestige product line, which were approximately $31.2 million higher than in the prior year, while products being phased out with the introduction of these new products declined by about $17.9 million, for a net increase of approximately $13.3 million. In the first nine months of fiscal 1995, the Prestige product line was expanded with the addition of the 650VA and 2000VA models, additional accessories for the Prestige 3000 and 6000 models were introduced, and new versions of software and network communications products were incorporated. The number of SSG units sold increased by about 28% as compared to the first nine months of fiscal 1994. Average selling prices were slightly lower than in the prior year, reflecting the industry trend of declining UPS prices.

LSG revenues for the first nine months of fiscal 1995 were 11% lower than revenues in the first nine months of fiscal 1994. The decrease was primarily due to a decrease of 24% in Federal product sales. Product revenues under the FAA contract have been declining as the company has completed the shipment of most of the systems and related ancillary products to the various FAA sites. The company has previously disclosed that LSG sales would decline by 15%-20% from fiscal 1994 levels due to the completion of the FAA shipments. Domestic commercial revenues increased by approximately 3% during the first nine months, while international revenues were flat, with an increase in sales by the company's European affiliates being offset by a decline in sales by the company's Canadian and Japanese affiliates. The number of LSG UPS systems sold remained constant compared to the same period in the prior year, while the average sales price per system decreased as sales of the smaller kVA models, which are generally lower-priced than the larger kVA models, represented a larger percentage of total LSG revenues than in the prior year.

WSG revenues grew by approximately $12.8 million or 17% over the same period in the prior year. WSG's commercial domestic revenues grew by about 9%, with strong growth occurring in most service categories. International revenues were up by about 58%, which was primarily attributable to the three sales and service acquisitions in the fourth quarter of fiscal 1994 in Canada and Europe. Federal service revenues increased over the prior year by approximately 16%. WSG revenue increases were a result of a greater amount of services provided rather than an increase in the price of the services.

Gross Profit

Gross profit grew by approximately $2.6 million to $75.0 million in the first three quarters of fiscal 1995, an increase of 3.6% over the prior year. Gross profit margins decreased to 26.6% in 1995 from 27.9% in 1994. Product gross profit margins fell from 26.8% in 1994 to 24.4% in 1995, while service margins increased from 30.4% to 31.2% during that same period. LSG gross profit margins declined, as LSG had a higher proportion of sales in 1995 in channels with lower gross profit margins. SSG margins were also lower than in the prior year, as a result of lower margins on products being phased out and a higher proportion of sales in channels with lower profit margins. The company also incurred higher than normal costs related to increased production volumes for its new Powerware Prestige product lines. Service margins increased principally due to changes in the mix of services provided.

Selling, General and Administrative

Selling, general and administrative expense increased by approximately $3.6 million over the prior year, but decreased as a percentage of revenues to 18.2% in fiscal 1995 from 18.4% in fiscal 1994. General and administrative expense declined from the prior year due primarily to lower legal expenses as a result of the settlement of certain litigation. Selling and marketing expenses increased primarily as a result of the company's continued efforts to expand its worldwide marketing, distribution, and support capabilities, especially in international markets. International selling and marketing expenses accounted for over 50% of the increase in total selling and marketing expenses over the prior year.

Research and Development Expense

Research and development expense decreased by approximately $196,000 over the prior year, and decreased as a percentage of revenue to 2.6% in fiscal 1995 from 2.9% in fiscal 1994. Contributing to the decrease were lower research and development expenses at IPM, as significant expenses were incurred in fiscal 1994 in the development of a new product that were not required in fiscal 1995, and lower SSG research and development costs. The company expects research and development expenditures to remain constant or decline slightly as a percentage of revenues as the company takes advantage of synergies between Exide Electronics and IPM in the development of new products.

Litigation Expense

Litigation expense decreased by $4,297,000 in the first nine months of fiscal 1995 as compared to the prior year. The company recorded a $700,000 pretax charge for the settlement of two related lawsuits in 1995. Although the company believed that neither suit had merit, they were consuming valuable corporate time and attention and would have involved significant legal costs to pursue further. In the first nine months of fiscal 1994, the company recorded a charge of $4,997,000 for the settlement of the Hendry litigation. These lawsuits are discussed in more detail in Note 5 of the notes to consolidated financial statements and in the Litigation section below.

Merger Expense

During the second quarter of 1995, the company completed its acquisition of IPM, a manufacturer of UPS products headquartered in Dallas, Texas. With the consummation of the acquisition, which was accounted for as a pooling-of-interests, the company recorded a nonrecurring pretax charge of $5.5 million. This charge included approximately $3 million for legal, accounting, financial advisory, and other costs related to the merger. The company also expensed approximately $2.5 million for the estimated costs of closing a duplicate operating facility and discontinuing certain duplicate product lines manufactured at that facility.

Interest/Other

Interest expense increased by about $97,000 over the first nine months of fiscal 1994, but declined as a percentage of revenues from 1.5% in 1994 to 1.4% in 1995. The company expensed $233,000 in the write-off of remaining debt issuance costs and a redemption premium related to the payoff of its Industrial Revenue Bonds (IRBs) in the first quarter of fiscal 1995. Without this one-time charge, interest expense would have been 4% less than fiscal 1994. Other (income) expense improved by approximately $547,000. The increase is primarily due to improved results for the company's Japanese joint venture and an increase in royalty income.

Net Income

Net income for the first nine months of fiscal 1995 was $3,768,000 or $.40 per primary share, as compared to net income of $5,585,000, or $.64 per primary share, for the first nine months of fiscal 1994. Excluding the litigation and merger charges in the second quarter of fiscal 1995 and 1994, net income would have been $8,516,000 or $1.01 per primary share for the first nine months of fiscal 1995, and $8,521,000 or $1.02 per primary share in 1994.

Quarterly Operating Results

The company's quarterly operating results have fluctuated significantly. Quarterly results depend upon the timing of product shipments and major systems implementation services, which can be influenced by a number of factors. Some of these factors are beyond the company's control, particularly for large, customized systems. The company has experienced seasonal fluctuations in revenues and operating results on a quarter-to-quarter basis. The fourth quarter typically has produced the largest portion of the company's revenues and income. The company believes that the fourth quarter results reflect increased shipments resulting from management incentives that are tied to annual sales performance, and increased sales prompted by weather-related power disturbances during the spring and summer months. The first quarter has typically produced the smallest portion of the company's revenues and income, so that there has been a historical reduction in the company's first quarter results as compared to the previous fiscal year's fourth quarter. During fiscal years 1994 and 1993, revenues increased for each quarter within the applicable year, but revenues for the first quarter were lower than revenues for the fourth quarter of the prior year.

Selling, general and administrative, and research and development expenditures are incurred to support projected annual sales. These expenses do not necessarily vary proportionately with revenues on a quarterly basis. As a result, variations in quarterly revenues may not be accompanied by an equivalent change in expenses; therefore, operating margins can vary significantly between quarters.

Liquidity and Financial Condition

As of June 30, 1995, the company had $95.5 million of working capital, as compared to $93.3 million at September 30, 1994, and $88.5 million at June 30, 1994. The increase of approximately $7 million in working capital, as compared to June 30, 1994, is primarily the result of higher levels of inventory to support the increased levels of revenues and to transition the company through the phase-in of the Powerware Prestige product family. Accounts receivable balances rose as a result of the higher sales levels, which were more than offset by the increase in accounts payable balances necessary to support the increased sales and inventory levels. The $2.2 million increase in working capital between September 30, 1994 and June 30, 1995 is primarily the result of an increase in inventory levels, partially offset by a decline in accounts receivable due to increased collections on receivable balances and higher accounts payable balances. Receivable balances are typically at their highest level at year-end, due to the higher level of fourth quarter sales. The increased levels of working capital have been financed primarily using the company's revolving credit facilities.

During the first nine months of 1995, the company invested approximately $9.4 million in capital expenditures and used $4.6 million to redeem the company's IRB's. Capital expenditures for fiscal 1995 are expected to approximate $11-12 million. The company believes that its cash flow from operations and its existing bank facilities will be sufficient to meet its short-term requirements for working capital and capital expenditures.

In November 1994, the Board of Directors authorized the repurchase of up to 5% of the company's outstanding stock. The company plans to continue repurchasing its outstanding stock, depending on current market conditions and other factors.

Contingencies

Litigation

In May 1990, Exide Electronics was served with a complaint in the Delaware Court of Chancery and in May 1991, a related case was filed in Federal Court in New York. These complaints alleged, among other things, that Exide Electronics' description of a lawsuit in its prospectus dated December 21, 1989 was false and misleading. Exide Electronics recorded a charge in connection with the lawsuit of $4,997,000 ($2,936,000 after tax) in its operating results for the second quarter of fiscal 1994, and reached a settlement in July 1994. See Note 5 of the notes to consolidated financial statements for additional information.

In April 1995, Exide Electronics announced that it had settled the suits in Delaware and New York. The Delaware action had been dismissed once for failure to state a claim, but was reinstated following an appeal and was in the discovery process prior to the settlement. The company recorded a pretax charge of $700,000 for the settlement of these two related lawsuits in the quarter ended March 31, 1995. The settlement agreements are subject to court approval, after notice to affected shareholders. While the company believed that neither suit had merit, it decided to settle as the suits were consuming valuable corporate time and attention and would have involved significant legal costs to pursue further.

Government Contract Matters

Sales to the United States Federal government accounted for approximately 28% and 33% of total revenues for the nine months ended June 30, 1995 and 1994, respectively, and approximately 33%, 35% and 19% of total revenues for the years ended September 30, 1994, 1993 and 1992, respectively. A significant portion of the company's sales to the Federal government in recent years have been under a five-year contract awarded to the company by the Air Force Logistics Command in May 1988 following a competitive procurement. As of June 30, 1995, a significant portion of the company's backlog relates to orders received under this contract from the Federal Aviation Administration. The period during which orders could be placed under this contract expired in May 1993. Expiration of this contract does not affect orders received prior to expiration, and delivery on the remainder of such orders, which consists primarily of site implementation services for the FAA, is currently planned through fiscal 1997.

During the third quarter, the company received an additional $50 million of supplemental time and materials funding from the FAA under the multi-year ARTCC Modernization program. To date, Exide Electronics has received approximately $350 million of funding under this program. The company was also awarded a large requirements contract with the Air Force Air Logistics Command during this time period, which has an evaluated value of more than $600 million over a five year period. Actual revenues under this contract will depend on the specific purchases, if any, of the Air Force and other governmental agencies which can use the contract during the contract period. The company is currently awaiting the completion of the post-award process, including the resolution of protests of the award by competitors. There can be no guarantee that the company will prevail in defending the award. However, the company can sell its products and services to the Federal government through its four existing Navy contracts, through its General Services Administration Schedule, and potentially in a subcontractor capacity or through the award of other new contracts.

The company's contracts with the Federal government have no significant minimum purchase commitments, and the government may cease purchases under these contracts at any time for any reason. These contracts are subject to termination for the convenience of the government pursuant to the terms of the contracts. The company's compliance with government contract regulations is audited or reviewed from time to time by government auditors, who have the right to audit the company's records and the records of its subcontractors during and after completion of contract performance. Under Federal government regulations, certain costs are not allowable as costs for which the government will reimburse the company. Government auditors may recommend that certain charges be treated as unallowable and reimbursement be made to the government. In addition, as part of the company's internal control practices, the company performs regular internal reviews of its charges to the government. In connection with such reviews, the company may make voluntary refunds to the government for certain unallowable or inadvertent charges, which are brought to the government's attention by the company. The company provides for estimated unallowable charges and voluntary refunds in its financial statements, and believes that its provisions are adequate as of June 30, 1995.

Pending Acquisition

In June 1995, Exide Electronics executed a definitive agreement for the company to acquire all of the capital stock of Lectro Products, Inc., headquartered in Athens, Georgia, for approximately $14 million, subject to certain adjustments. The combination with Lectro Products will enable Exide Electronics to expand its worldwide offering of power management and power protection hardware, software, and services into the rapidly expanding cable television and telecommunications marketplaces which are both experiencing significant growth. The transaction is subject to the completion of due diligence and is expected to close in August 1995.

Redeemable Preferred Stock

On July 1, 1995, the company signed an agreement with Japan Storage Battery Co., Ltd. (JSB), whereby JSB converted its shares of the company's Series D and Series E Convertible Preferred Stock into Exide Electronics' common stock. This conversion will increase the company's common equity by approximately $10 million and will reduce its annual cash dividend payments by approximately $790,000. See Note 4 of the notes to consolidated financial statements for additional information.

Foreign Currency Exposures

International sales accounted for approximately 32% and 26% of total revenues for the nine months ended June 30, 1995 and 1994, respectively, and approximately 25%, 22% and 30% of total revenues for the years ended September 30, 1994, 1993 and 1992, respectively. The company's international sales include sales to Latin America, which accounted for about 24% and 28% of total international sales for the nine months ended June 30, 1995 and 1994. Those sales have been affected by economic conditions, which have not always been stable in this region. Continuing unfavorable economic conditions could adversely impact results in this region.

A significant portion of the company's international sales are denominated in foreign currencies. As of June 30, 1995, approximately 18% of the company's total assets were located outside the United States, primarily in Canada and Europe. Significant fluctuations in foreign currency exchange rates can result in gains or losses on foreign currency transactions, which are recorded in the consolidated statement of operations. Fluctuations in the recorded value of the company's net investment in its international subsidiaries resulting from changes in foreign exchange rates are recorded in the cumulative translation adjustments component of common shareholders' equity. The company hedges these risks using a combination of natural hedges such as foreign currency denominated borrowings and, from time to time, foreign currency financial instruments. European, Canadian, and Japanese currencies have been especially volatile over the last two years. As of June 30, 1995, the company had accounts receivable and accounts payable totaling approximately $8 million that were exposed to fluctuations in exchange rates, and had two foreign currency financial instruments, which are described below, covering approximately 50% of these balances. These balances are spread among various currencies, primarily the French franc.

As of June 30, 1995, the company had two outstanding foreign currency contracts which were entered into to reduce the potential loss from a significant decline in the value of the French franc: a forward contract obligating the company to sell 10 million French francs at predetermined exchange rates; and a foreign currency option which gives the company the right to sell at predetermined exchange rates approximately 10 million French francs. The forward contract was settled in July 1995 at a loss of approximately $22,000. The foreign currency option lapses in August 1995. Potential gains on that option would be recognized in income and offset the foreign currency exchange losses on the related transactions.

For the first nine months of fiscal 1995, the company had foreign exchange transaction gains of approximately $79,000, as compared to gains of approximately $17,000 in the same period of fiscal 1994, and the change in the cumulative translation adjustments account increased the recorded value of common shareholders' equity by $267,000 from September 30, 1994 to June 30, 1995. For fiscal 1994, the company had foreign exchange transaction losses of approximately $257,000, as compared to losses of approximately $221,000 in 1993, and the change in the cumulative translation adjustments account increased the recorded value of common shareholders' equity by $154,000 from September 30, 1993 to September 30, 1994.

                          PART II - OTHER INFORMATION

                                 June 30, 1995

ITEM 1.  Legal Proceedings

     See Note 5 of the Notes to Consolidated Financial Statements.


ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

      Exhibit
      Number     Description

        P Contract, dated June 5, 1995, between the United States Air Force Sacramento Air Logistics Command and Exide Electronics Corporation(filed on Form SE in paper format, and incorporated by reference herein).

        11       Statement of Computation of Per Share Earnings.

        27       Financial Data Schedule.

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



Date:  August 10, 1995         By:

                                  Marty R. Kittrell

                                  Marty R. Kittrell
                                  Vice President and
                                  Chief Financial Officer

                         EXIDE ELECTRONICS GROUP, INC.

                           EXHIBIT INDEX - FORM 10-Q

                                 JUNE 30, 1995

     Exhibit
      Number     Description

        P Contract, dated June 5, 1995, between the United States Air Force Sacramento Air Logistics Command and Exide Electronics Corporation(filed on Form SE in paper format, and incorporated by reference herein).

        11       Statement of Computation of Per Share Earnings.

        27       Financial Data Schedule.