Form 10-K
period 1995-09-30
EXIDE ELECTRONICS GROUP INC
filed 1995-12-29
CIK 772372

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended September 30, 1995    Commission File Number 0-18106


                         EXIDE ELECTRONICS GROUP, INC.
            (Exact name of Registrant as specified in its charter)


               Delaware                                  23-2231834
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
    incorporation or organization)



              8609 Six Forks Road, Raleigh, North Carolina 27615
             (Address of principal executive offices and zip code)

                                (919) 872-3020
              (Registrant's telephone number including area code)


       Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X           No
                             ---              ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of December 22, 1995 was approximately $94,120,615.

As of December 22, 1995, there were 9,092,504 shares of common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Document of the Registrant                        Form 10-K Reference Locations
1995 Proxy Statement - to be filed within                 PART III
 120 days of the end of the fiscal year ended
 September 30, 1995

                        EXIDE ELECTRONICS GROUP, INC.
                           1995 REPORT ON FORM 10-K
                              TABLE OF CONTENTS

PART I

  Item 1    Description of Business
  Item 2    Properties
  Item 3    Legal Proceedings
  Item 4    Submission of Matters to a Vote of Security Holders

PART II

  Item 5    Market for  Registrant's  Common  Equity and  Related  Shareholder
             Matters
  Item 6    Selected Financial Data
  Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition
  Item 8    Financial Statements and Supplementary Data
  Item 9    Changes in and  Disagreements  with  Accountants on Accounting and
             Financial Disclosure

PART III

  Item 10   Directors and Executive Officers of the Registrant
  Item 11   Executive Compensation
  Item 12   Security Ownership of Certain Beneficial Owners and Management
  Item 13   Certain Relationships and Related Transactions

PART IV

  Item 14   Exhibits,  Financial Statements and Schedules, and Reports on Form
             8-K


SIGNATURES

                                     PART I

Item 1. Description of Business

     Exide Electronics Group, Inc. ("Exide Electronics" or the "Company") designs, manufactures, markets, and services a broad line of uninterruptible power systems ("UPS"), related equipment, and power management and facilities monitoring software. UPS products protect computers and other sensitive electronic equipment against electrical power distortions and interruptions by providing temporary backup power from batteries in the event of an outage. More sophisticated UPS products also provide additional protection by continuously cleaning and conditioning electrical power. The Company's broad range of UPS products include small systems for use with personal computers, workstations, client/server platforms, local and wide area networks ("LANs" and "WANs"), and large standard or customized systems for use with mainframe computers, data centers, and similar applications. The Company's power management software products monitor, track, and communicate electrical power data and other related environmental events in an enterprise's power, network, and computer systems infrastructure that can threaten performance of information technology ("IT") systems, thereby giving network and facilities managers the ability to control their IT and power systems more effectively.

     Growth in the UPS industry is being driven by the rapid proliferation of computers and related electronic systems in the manufacturing, financial services, utility, telecommunications, transportation, and other industries, all of which benefit from the protection offered by UPS products. The operations of such systems can be affected by a variety of distortions in electrical power, including under-voltages ("sags"), over-voltages ("surges") and transients ("spikes"). In many international markets, there is an acute need for constant conditioning of electrical power because of the poor quality of the public power supply which can cause temporary power reductions ("brownouts") and complete power interruptions ("blackouts"). Any of these power distortions can cause sensitive electronic equipment to malfunction or "crash," increasing the likelihood of costly system downtime, information loss, or damage to equipment or software.

     The majority of UPS products sold by the Company consist of on-line systems, which continuously clean and condition electric power in addition to providing a back-up power source. A typical on-line UPS product contains a rechargeable battery which stores energy to be used in the case of alternating current ("AC") input failure; a rectifier which converts incoming AC power to direct current ("DC"); an inverter which converts DC power from the rectifier or battery back to AC power suitable for the end-use application; a battery charger; surge suppressors and noise filters for protection from power fluctuations; and sensors, control circuits, and indicators to ensure that operations follow a proper sequence and provide status information to the user. The UPS unit continuously isolates the end-use equipment from voltage fluctuations, frequency variations, and electrical noise inherent in utility-supplied electrical power and, if this electrical power is interrupted, the UPS provides clean, stable back-up AC power. The back-up power lasts for a sufficient period of time (typically five to fifteen minutes) to permit an orderly shutdown of the affected equipment or continued operation pending the substitution of an auxiliary power source such as a generator or restoration of utility-supplied electrical power.

     In recent years, the Company introduced various models of standby UPS products for power ranges up to 1.25 kilovolt amperes(1) to satisfy the power protection requirements of less critical applications. Standby systems, which generally are less expensive, monitor incoming power and switch to battery power in the event of power distortions or interruptions that exceed certain parameters, but do not continuously condition incoming power.

     The Company's products and services and its product marketing, research and development, and manufacturing functions are organized into three business units: the Small Systems Group ("SSG") for all products below 50 kVA; the Large Systems Group ("LSG") for products of 50 kVA and above; and the Worldwide Services Group ("WSG") for all services provided by the Company. In the fourth quarter of fiscal 1995, the Company announced the formation of the Emerging Technologies Group ("ETG"). The Company formed this group to more aggressively position itself in newly emerging high-growth technology markets. Certain financial information relating to the Company's three principal business units is included in Management's Discussion and Analysis of Results of Operations and Financial Condition included under Part II, Item 7 of this Form 10-K.

     The Company manufactures substantially all of its products at its manufacturing facilities in Raleigh and Wilmington, North Carolina and Dallas, Texas. The Company's large systems are generally sold through a direct salesforce, while the Company's small products are generally sold through Value-Added Resellers ("VARs"), Original Equipment Manufacturers ("OEMs") and distributors.

     The Company's business began in 1962 as part of Electric Storage Battery, Inc., which was acquired in 1974 by Inco Limited ("Inco"). In 1982, Inco sold the business to the Company, which (although incorporated in Delaware in 1979) commenced operations at that time. The Company has three principal subsidiaries, Exide Electronics Corporation, Exide Electronics International Corp., and International Power Machines Corporation ("IPM"), all Delaware corporations, and various subsidiaries relating to its domestic and international operations. References to the Company herein also refer to the Company's subsidiaries, except where the context indicates otherwise. The Company's principal executive offices are located at 8609 Six Forks Road, Raleigh, North Carolina 27615, and its telephone number at that location is (919) 872-3020.

     During fiscal 1995, the Company acquired IPM, a manufacturer of UPS products headquartered in Dallas, Texas. IPM is compatible with the Company in terms of products and services provided and channels of distribution. In accordance with the merger agreement, the Company acquired all of the capital stock of IPM for approximately 1,510,000 newly registered shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests. Accordingly, the Selected Financial Data included in Part II, Item 6, Management's Discussion and Analysis of Results of Operations and Financial Condition included under Part II, Item 7, the consolidated financial statements and notes thereto included in Part II, Item 8, and the schedule and exhibits included in Part IV, Item 14 have been restated to reflect the merger with IPM for all periods presented.

------------
(1) A kilovolt ampere (kVA) is a commonly-used unit of measure for electricity supplied using alternating current.

     In August 1995, the Company completed the acquisition of Lectro Products, Inc. ("Lectro"). Lectro is a broadband industry leader specializing in power protection and other transmission enhancement devices for the cable television and telecommunications markets. While the results of Lectro did not have a material effect on the Company's results of operations for fiscal 1995, the acquisition gives the Company a significant position in powering the broadband communications market.

Pending Acquisition

     In November 1995, the Company executed a definitive agreement to acquire Deltec Power Systems, Inc. and its subsidiaries ("Deltec") from Fiskars OY AB ("Fiskars") and an affiliated company, for a purchase price of approximately $195 million, subject to certain post-closing adjustments. Under the purchase agreement, Fiskars will receive approximately $157.5 million in cash and 1,875,000 shares of the Company's common stock valued at $37.5 million at a fixed price of $20 per share, in exchange for all of the issued and outstanding common stock of Deltec. Deltec has two principal operating subsidiaries: Deltec Electronic Corp., which is headquartered in San Diego, California; and FPS Power Systems, which is based near Helsinki, Finland. Deltec is one of the world's largest manufacturers and marketers of off-line and line-interactive small UPS systems. Off-line and line-interactive systems are generally smaller and less expensive than larger on-line systems, and are suitable for applications where system downtime may be less costly, such as personal or small business uses. The combination will strengthen the product line offerings of the Company and enhance its global service capabilities. It is expected that the acquisition will close during the first calendar quarter of 1996, after completion of due diligence reviews by the Company and attainment of all required governmental and other regulatory approvals.

Business Strategy

     The Company's business strategy, which it calls Strategic Power Management(TM), is to provide a full range of product and service solutions to satisfy the power management needs of its customers. Under this strategy, the Company's goal is to provide value to its customers by offering premium performance solutions at competitive prices, as compared to some industry participants who compete primarily on price but generally offer lower-performance products. Through strategic acquisitions, including IPM and Lectro, the Company has expanded its line of UPS products to include a wide range of off-line and on-line products operating across a broad spectrum of kVA power ratings and applications. These acquisitions have also enabled the Company to provide a broad line of service options, supported by a large staff of field service technicians; a large installed base of products that gives the Company extensive experience; a well-established research and development process executed by an experienced team of engineers; and a large and strategically located global distribution network. To further its strategic goals, the Company intends to implement the following business strategies:

     Increasing presence in small systems segment.
     As a result of the continuing trend in the computer industry towards distributed processing and the proliferation of personal computers, workstations, client/server platforms, networks, and other microprocessor-based electronic equipment, the market for smaller UPS systems has experienced significant growth. The Company is taking steps to increase its small systems business, such as frequent introduction of new products that incorporate new technologies, development of new distribution channels and marketing programs, providing new support services, and strategic acquisitions. Many of the technologies underlying small UPS products have been evolving rapidly, incorporating faster switching speeds and reductions in the number of discrete component parts. These new technologies improve reliability and allow reductions in product size, cost, and manufacturing time. The Company intends to introduce new models over the next several years with enhanced performance features based upon recent technological developments. Software that monitors and manages complex networks is becoming a critical success factor within the distributed client/server marketplace, and the Company will continue to develop applications to meet this demand. The Company believes that these developments will enable the new models to address the needs of small systems users and will make its products more attractive to potential customers for small systems.

     Expanding international sales.
     The Company believes that the international market offers it significant growth potential due to the poor quality of electric power in many foreign countries. Accordingly, the Company continues to develop products designed specifically to meet the unique power protection needs of select international markets and establish joint ventures and other strategic partnerships to manufacture, design, sell, and service UPS products in new under-served markets. The Company believes that its global distribution and service networks, which were expanded through the acquisition of IPM, coupled with its broad line of high performance products, will position the Company to take a leading role in the international UPS market.

     Expanding its market share through segmentation.
     The Company intends to increase its market share in the rapidly growing worldwide UPS market by focusing its Strategic Power Management approach on specific industry segments. In addition to its historical segmentation of the market based on specific kVA ratings, the Company intends to manufacture and market power management products and solutions tailored to specific industries, including transportation, industrial process control, broadband cable television, and telecommunications.

     Expanding its WSG business.
     The Company's WSG is one of the leading service organizations in the global UPS market. The Company plans to increase its service revenues through the introduction of new service offerings that complement its Strategic Power Management focus, including offering support services for non-UPS power equipment such as generators, switchgear, breakers, and power distribution systems, as well as providing power quality analysis and remote systems monitoring. In addition, the Company is developing programs to provide service support for OEMs and the Federal government, which have historically provided their own service and product support but are increasingly looking to out source such services.

     Redefining its LSG focus.
     The Company believes that the market for large UPS products is relatively mature, and that the demand for such systems will not grow significantly over the next several years. Historically, large UPS systems were used to support the power requirements of large mainframe computers and data centers. With the movement away from mainframe systems towards smaller data centers and office environments, there has been a need for mid-range UPS systems operating in the 50kVA to 150kVA power range. To meet these changing needs, the Company has redesigned its product lines and introduced new combinations of large UPS products, ancillary equipment, and services. The Company is pursuing commercial applications for its LSG products in several markets including large medical facilities and industrial process control, as well as continuing to pursue sales of large systems to the Federal government.

     Establishing a leading market position in emerging technologies.
     In response to rapid growth in a number of new technologies that use electrical power, the Company created ETG to aggressively seek out opportunities to develop new small system UPS products utilizing new technologies or serving new applications. ETG's initial efforts focus on low-end rectifiers and power supplies for the broadband cable television and telecommunications industries, product lines acquired as part of the acquisition of Lectro. The Company plans to utilize these product lines as a platform to enter the rapidly expanding wireless and personal communication services markets.

UPS Market Trends

     One of the most important trends over the last decade behind the expansion of the domestic demand for UPS products has been the focus by businesses on trimming costs, including costs associated with power outages and poor power quality. Businesses have become more aware of the dangers of transient surges and other utility line problems and their effect on sensitive electronic equipment. Moreover, businesses are more aware of losses caused by downed computers and lost data from surges, brownouts, and blackouts.

     A significant trend driving the growth of the UPS market, and the most important trend affecting the selection of UPS product type, is the migration from mainframe, mid-range and minicomputers to distributed computing. This trend has resulted in the proliferation of PCs, workstations, client/server platforms, networks and other microprocessor-based equipment, leading to rapid growth for smaller UPS systems and more modest growth for larger systems. The shift to UPS products for LAN/WAN file servers and PC/workstations is expected to generate an increasing demand for lower cost UPS products. While computer systems are evolving from mainframes to file servers, the concept of computer rooms is undergoing a corresponding evolution to data centers that incorporate large numbers of servers in computer room settings. Accordingly, the Company is designing its LSG products for use with the new computer technology.

     Another market trend involves increasing demand for UPS products in high-growth industries that are becoming more dependent on highly reliable computers and electronic systems. Industrial process control, telecommunications, and medical applications are expected to show future growth in both the large and small system UPS product markets.

     Improvements in the design of UPS products have led to declines in manufacturing costs, which have produced lower sales prices for UPS products. This trend has expanded the market for UPS products to applications where UPS solutions were previously cost-prohibitive.

Products

     The Company offers a broad range of power protection and management systems for computers ranging from personal computers with power requirements starting at 0.2 kVA to the world's largest data centers with aggregate power requirements of thousands of kVA. The Company's product offerings consist primarily of the following product families:

Product Family                Product  Characteristics                 Representative Applications
--------------------------    ------------------------------------     ------------------------------------

Small Systems:
Powerware Prestige and        On-line, from 650VA to 36kVA             Workstations and networks,
Powerware Plus                                                         generally UNIX or Novell-based

ONE-UPS                       Standby, 200VA to 1250VA                 Client/server computing

IPM BalancedPower             On-line, 600 VA to 30kVA                 LANs and WANs
Advantage, Plus and II
                                                                       Minicomputers
Ethernet and Connect UPS
adapters (SNMP)                                                        Vertical applications including
                                                                       point-of-sale, medical,
OnliNet shutdown and                                                   telecommunications, financial
monitoring software                                                    services

ZTT                           Zero  transfer  time,  6 amps to 15      Broadband power applications
                              amps
Large Systems:
Powerware Plus                On-line, 50kVA to 375kVA                 Large, mainframe-oriented data
                                                                       centers and systems
Series 3000                   On-line, up to 1000kVA
Single-Module UPS                                                      Computer rooms: small mainframes,
                                                                       minicomputers, centralized or
Series 3000 Multi-Module      On-line,   can  be  paralleled  for      clustered servers
UPS                           redundancy   or  capacity  to  very
                              high power ratings                       Medical equipment: MRI, CAT
                                                                       scanners
Hot-Tie Systems
                                                                       Mission-critical customized
IPM BalancedPower Plus        On-line, 40kVA to 300kVA                 applications

DataFrame monitoring
software

PowerVision monitoring
software

     Small Systems
     Small systems offer comprehensive power conditioning and power backup capabilities for personal computers, workstations, client/server platforms, networks, and minicomputers, as well as other critical applications such as telecommunications, medical, and laboratory equipment. They are much smaller, lighter, and less expensive than large systems, and are generally easy to install and use. Small computers are especially vulnerable to power fluctuations, particularly in UNIX(R) and other sophisticated operating environments. The Company's sales of SSG products constituted approximately 38% of its total revenues in fiscal 1995.

     A number of the technologies underlying small UPS products have been evolving rapidly. These technologies have resulted in faster switching speeds, reductions in the number of discrete components, more sophisticated control architectures using microprocessors and microcontrollers, and enhanced communications capabilities that allow for transmission of data on a continuous basis concerning various parameters monitored by the UPS systems. These technologies have enabled small UPS products to be reduced in size and cost, manufactured in less time, and made more reliable. The Company's Powerware Plus products use the Company's proprietary advanced switching technology, which yields better isolation from damaging electrical noise, and application specific integrated circuit ("ASICs") control architecture.

     Several different models of small systems UPS products are currently offered, which differ principally in the amount of power that can be supplied, ranging from 0.25 kVA to 36 kVA. Each of the models offers various options relating to the length of time for which battery power can be supplied, the level of networking capability, and other features. Separate models have been developed for sales to international customers because of different standard voltages and frequencies in use in other countries and other technical factors.

     The most notable of SSG's products is the Powerware Prestige line. Its technology and design give the Prestige relatively small dimensions and weight for its power ratings. The Prestige has a broad selection of software-configurable options, self-diagnostic capabilities, and tolerance of a wide input-voltage range that extends battery life. The Prestige is one of the first UPS products in its power range to incorporate all power components onto a printed circuit board, which improves quality and reliability while reducing costs. During fiscal 1994, the Prestige generated the highest level of first-year sales for an introductory product family in the Company's history. The Prestige continued as SSG's best selling product line in fiscal 1995. The Prestige is currently offered in nine models ranging from 650 VA to 6 kVA. This product line replaced the Powerware Personal and certain models of the Powerware Plus product lines.

     The combination of small system UPS products and state-of-the-art network monitoring software has become a significant feature of the Company's SSG product line. The Company's proprietary power management software, OnliNet(TM), and related connectivity products can monitor power conditions, environmental events, and UPS performance, and initiate automatic shutdown of computers in a controlled sequence in the event of a prolonged power outage. OnliNet is compatible with most commercial operating systems.

     In response to increased demand for low-end products, the Company offers five models of its ONE-UPS standby ("off-line") UPS products for use at lower power ranges (up to 1.25 kVA). Standby products generally offer less power protection than on-line products, but at a lower cost, so they are generally used for less critical applications. Historically, the Company has not offered line-interactive products, a hybrid UPS technology that typically falls between standby and on-line UPS products in terms of price and the degree of power protection provided. However, the Company has plans to introduce its first line-interactive products in fiscal 1996.

     Large Systems
     The Company has produced large UPS products for over twenty years. The Company presently offers a number of models of its large UPS products, supporting power capacities from 50 kVA to 1,000 kVA in a single module. Single modules can be combined in systems for increased capacity and/or redundancy. A majority of these large systems, including almost all systems for large mainframe computers and data centers, are customized by the Company's applications and product engineers to meet customers' specific requirements. The Company's sales of LSG products constituted approximately 31% of its total revenues in fiscal 1995.

     During the 1980s, the Company introduced the initial model of its Powerware Systems series of products as part of its strategy to develop a standard large system product line serving the needs of a broad range of computer applications. In fiscal 1994, the Company introduced the Powerware Plus 80, the first of a new generation of LSG products. The Powerware Plus 80 continued a migration of elements of the Company's advanced switching technology to higher power ranges. Its design provides quality and reliability enhancements as well as lighter weight, with excellent performance in non-linear load conditions and emergency generator operations (which typically supply erratic, low-quality electricity). The Powerware Systems and Powerware Plus products are designed to meet the power protection requirements of computer room and office environments and to operate with most combinations of central processing units, peripherals, and communication devices without significant customization. The Company also offers specialized products designed for medical imaging applications such as Magnetic Resonance Imaging and Computer-Assisted Tomography scanning equipment, transportation applications, including airlines and subways, and process control applications for manufacturing businesses.

     The Company's largest UPS product line is the Series 3000, which is designed to meet the power protection requirements of large data centers, and is usually custom-engineered to meet customers' specific power protection needs. The Company's Series 3000 products are typically integrated with a significant amount of batteries, switchgear, and other ancillary equipment that the Company purchases from its suppliers. In addition, the Company's Hot-Tie(R) technology enables Series 3000 systems to be linked together to support very large power requirements and provide redundancy. The largest current installation is an 18,000 kVA parallel redundant series of systems for a major telecommunications company. As a result of the size of these systems and the inclusion of batteries, switchgear and other equipment, customized Series 3000 systems may exceed $1,000,000 per installation. In fiscal years 1995, 1994, and 1993, significant sales of Series 3000 systems and ancillary equipment were made to the Federal government in connection with the Federal Aviation Administration ("FAA") program described below under the caption "Federal Government Contracts."

     The Company acquired DataTrax Systems Corporation ("DataTrax") in fiscal 1993 to expand its ability to provide fully-integrated power management solutions. DataTrax gave the Company an innovative software product that monitors critical power, environmental, and security systems for customers with high systems-availability requirements. DataTrax products are designed to interface with other manufacturers' UPS products, air conditioners, generators, and other equipment. The Company believes that facilities monitoring products, such as those offered by DataTrax, have significant market growth potential.

     IPM products
     The acquisition of IPM in February 1995 provided the Company with a complementary product line. IPM has a broad line of on-line UPS products in power ranges from 600VA to 300kVA, including BalancedPower Plus, BalancedPower Advantage, and BalancedPower II. IPM's product line has enabled the Company to compete more effectively in the international markets, and provided the Company with an enhanced international presence, particularly in China. IPM also provided the Company with a stronger market presence in the transportation and telecommunications industries.

     Emerging technologies
     In August 1995, the Company formed ETG to aggressively enter and serve emerging markets for power protection and management systems, primarily the cable television and telecommunications industries. The acquisition of Lectro served as the catalyst for the formation of ETG, and provided the Company with new technology designed for use in harsh operating environments. These UPS products are currently sold primarily to the cable television industry. ETG also sells rectifiers and inverters to the rapidly expanding wireless and personal communication markets, as well as other segments of the telecommunications industry.

     New products
     The Company plans to introduce additional new small systems products over the next several years, including enhanced products at the higher end of the power range for small to mid-range applications, a new generation of off-line products, and, in 1996, its first line-interactive product family. The Company also intends to introduce new models of existing products containing new features, such as more user-friendly software and expanded international language capabilities. Because of the rapid evolution of new technologies, SSG products are expected to have relatively shorter life cycles than LSG products. The market for large UPS products, however, is relatively mature, and the products have relatively long life cycles. The Company therefore expects to direct its improvement efforts at reducing cost, improving quality, reducing total cycle time, and incorporating new features, rather than redesigning entire LSG product lines. The Company also intends to introduce new combinations of large UPS products, ancillary equipment, and services. ETG expects to complete development of a new product to maximize the Company's position in the cable television industry. There can be no assurance that the Company will be able to develop these new products or that these products will achieve market acceptance.

Services

     WSG offers a wide range of service programs, including preventive, corrective, and contract maintenance services offered under the PowerCare(R) name, and emergency services, training, and spare parts. Most of the Company's service revenues relate to large system UPS products, which often require a higher level of service, including post-sales applications support, systems implementation and integration, installation and startup support, and comprehensive maintenance services. The Company also provides, in connection with certain significant sales of large UPS products and ancillary equipment to the Federal government, site-specific engineering, construction, installation, systems implementation and integration, training, documentation, and overall program management services.

     The Company has implemented a comprehensive global service strategy. The Company recently expanded its UPS product services to include battery monitoring services, site services, and services for OEMs, and expects to continue expanding its service business with high sustained rates of growth in maintenance contracts and battery monitoring services. In addition, the Company is developing programs to provide service support for OEMs and the Federal government, which historically have provided their own service and product support, but are increasingly seeking to out source services and support.

     Recent acquisitions have contributed to growth in the Company's service business. The Company is in the process of integrating IPM's service business, which expanded the Company's North American commercial service operating base by nearly 25%. The Company has also experienced international service growth as a result of the Company's acquisitions in 1994 of a company in the United Kingdom and two companies in Canada.

     Services in the United States are provided from service centers, which generally are located with sales offices, and individual field service engineers located throughout the country. The Company maintains inventories of spare parts at its service centers and sales offices. Telephone support is provided 24 hours per day. The Company also provides various factory and extended warranty services as part of the purchase of UPS products, and guarantees on-site support within 24 hours in the contiguous United States and 48 hours anywhere in the world. International services are provided through the Company's affiliates and distributors. The Company provides spare parts, training, and technical support for its international distributors in countries where the Company does not provide service support to ensure a consistent ability to provide worldwide customer service.

Sales and Distribution

Organizational Approach

     The Company's principal sales efforts are organized geographically into two groups: the Americas Group, which covers the United States, Canada, and Latin America; and the International Group, which covers all other geographic areas. The Americas Group is further organized into five functional groups or areas:
Commercial Sales, Partner Marketing, the Federal Systems Division, Canada, and Latin America. The International Group is divided into three geographic areas:
Europe, Middle East, Africa; Japan; and the Far East. At the present time, the Company maintains separate distribution channels for IPM and Lectro products.

 The Americas Group

     Commercial Sales
     The Company conducts its commercial sales using manufacturers' representatives, Value-Added Distributors ("VADs"), and a Corporate Accounts sales group. The Company works closely with its manufacturers' representatives and provides support to their marketing efforts through ongoing sales and product training programs, advertising and promotional campaigns, and participation in major trade shows. The Company has approximately 50 manufacturers' representative firms, which offer sales, technical service, and customer support to commercial accounts throughout the U.S. These manufacturers' representatives are the Company's primary sales channel for LSG systems, and have recently begun marketing the Company's SSG product lines as well. Commercial Sales also includes VADs, which are local or regional distributors who access the market directly to end users and on a resale basis by selling to VARs. The Company's Corporate Accounts sales group is responsible for coordinating direct sales efforts for all of its products to select major customers nationwide. Corporate Accounts may purchase products for their own use or for resale.

     Partner Marketing
     The Company's sales effort in Partner Marketing are conducted through OEMs, resellers, distributors, and VARs. The Company has OEM and reseller relationships with numerous companies, including IBM, AT&T, Digital Equipment Company, Data General and Unisys, some of which sell the Company's UPS products on a private-label basis. The Company's OEM/reseller sales relate primarily to its SSG products. OEMs/resellers market the Company's products separately, as part of a combined product offering with the OEMs' equipment, or through the OEMs' service organizations. The Company has also developed a network of distributors and VARs for the sale of SSG products. The Company supports the distributor effort with various VAR marketing programs, and expects to continue expanding its relationships with distributors and VARs.

     Federal Systems Division
     The Federal Systems Division coordinates the Company's selling efforts to military and civilian agencies of the Federal government and focuses the Company's efforts in order to maximize sales under government contracts. Historically, the majority of sales to the Federal government has consisted of LSG products and related services. Sales of SSG products are currently made to the Federal government through distributors, VARs, and systems integrators. The Company also offers certain of its UPS products in the 36 to 375 kVA range through a General Services Administration ("GSA") schedule. See the Federal Government Contracts section below for a discussion of sales to the Federal government and certain government contracts.

     Canada
     The Company's wholly-owned Canadian subsidiary distributes, services, and performs limited modification of its UPS products in Canada. The subsidiary uses manufacturers' representatives, VARs and direct sales for distribution.

     Latin America
     The Company maintains a sales office in Miami to support the Company's sales and marketing effort in Latin America, which are generally conducted by distributors and OEM's. The Company's network of distributors in Latin America are factory trained to provide service for all products sold. In December 1995, the Company announced plans to form a joint venture in Brazil to better serve this market.

The International Group

     The International Group is organized into three geographic regions designed to maximize its participation in certain major international regions using approaches tailored to each geographic area based upon the market's size, growth potential, and local governmental requirements. International sales efforts are focused primarily on SSG products and services. The Company also has introduced several products to meet the specific voltage and frequency requirements of international customers.

     Europe, Middle East, and Africa
     The Company markets and sells its products and services in Europe through subsidiaries in France, the United Kingdom, and Germany. In European countries where the Company does not have a local affiliate, as well as in the Middle East and Africa, the Company markets and sells its UPS products through local distributors and manufacturers' representatives. The Company maintains a sales office in London to help support those sales.

     Japan
     In Japan, the Company has a joint venture with Japan Storage Battery Co., Ltd. ("JSB") that sells, markets, and distributes UPS products through a direct sales and service organization, as well as through distributors and VARs.

     Far East
     In Pacific Rim countries where the Company does not have a local affiliate, the Company markets and sells its UPS products through local distributors. The Company maintains sales offices in Singapore and Beijing, China to help support those sales. In December 1995, the Company announced plans to form a joint venture in India to better serve this market.

IPM Distribution Channels

     The Company continues to maintain most of IPM's distribution channels to market its IPM product lines. In North America, IPM markets its products primarily through independent manufacturers' representatives, OEM Resellers, national accounts, and directly to the Federal government. IPM sells its systems internationally primarily through distributors and manufacturers' representatives. Additionally, the Company is involved in direct sales activities from its Hong Kong office and in China, Germany, and Canada. Over time, the Company intends to integrate IPM's products into its sales and distribution organization.

Customers

     The principal end users of the Company's products and services include a broad range of commercial users, from large multinational corporations to small businesses, and various military and civilian agencies of the Federal government. The Company's customer base has expanded significantly in recent years with the broadening of its product line, especially for small UPS products. The Company also has been increasing its customer base internationally; sales to international customers accounted for approximately 31%, 25%, and 22% of the Company's total revenues in fiscal years 1995, 1994, and 1993, respectively, and accounted for approximately 43%, 37%, and 33% of total commercial revenues for these periods. While the Federal government is the Company's largest single customer (see the caption "Federal Government Contracts" which follows), no single commercial customer accounted for 10% or more of the Company's total revenues in fiscal 1995.

Research and Development

     The Company believes that it must continue developing new products and enhancing existing ones to maintain its position as an innovative leader in the power protection and management industry. The Company's research and development efforts with respect to SSG relate primarily to the incorporation of new technological developments, while efforts with respect to LSG are aimed at reducing cost and total cycle time and improving quality. The Company has also been expanding its product line to include specialized offerings for particular applications, such as medical, cable television, and telecommunications equipment, in addition to models that meet international voltage and frequency requirements. The Company has replaced most of its product line as well as expanding its product offerings over the last five years and is currently involved in the development of additional new products and further advances in its product line. In recent years, as software has become increasingly important in the design and operation of the Company's UPS products, the Company has expanded its software development capability to produce products that improve customers' ability to manage their information technology and power networks.

     The Company believes that its relationships with suppliers of semiconductors, batteries, and other primary components give the Company access to emerging technologies and applications. The Company's relationships with OEMs also provide it with the opportunity to integrate power and user requirements of products under development by those OEMs into its research and development efforts.

     During fiscal 1995, 1994 and 1993, the Company spent approximately $9.9 million, $10.1 million, and $9.6 million, respectively, on research and development. The Company's research and development expenditures as a percentage of revenue were 2.5%, 2.8% and 3.0%, respectively, for fiscal 1995, 1994 and 1993. The Company expects that research and development expenditures will continue at substantially the same level in relation to sales for the foreseeable future as the Company takes advantage of synergies produced by its acquisitions of IPM and Lectro.

Manufacturing

     The Company manufactures substantially all of its UPS products at three locations: Raleigh and Wilmington, North Carolina, and Dallas, Texas. In addition, the Company's international distributors and affiliates can customize products to the extent required for various international markets.

     Most of the Company's SSG systems are produced at a manufacturing facility near Wilmington, North Carolina, which became operational during fiscal 1991 and was expanded in fiscal 1995. IPM also manufactures a portion of its small systems product line at the Dallas, Texas plant. The Company's manufacturing operations for small systems consist primarily of product assembly, wiring harness fabrication, quality control, and product testing. The SSG manufacturing process involves production of high volumes of various models of products, which are significantly easier to assemble than LSG products because of standard production runs and fewer discrete components. The Company has historically out sourced production of some of its low-end products in Taiwan. Although the Company does not manufacture these products directly, they are built to the Company's design specifications.

     The Company's LSG products are manufactured in Raleigh, North Carolina and Dallas, Texas. Manufacturing operations for large systems consist primarily of transformer fabrication, wiring harness fabrication, product assembly, painting, quality control, and product testing. LSG manufacturing involves production of lower volumes of products and requires a higher level of manufacturing expertise due to a higher number of components and, in many cases, the need for customization.

     Although the Company generally uses standard parts and components that are available from a variety of sources, certain electronic components currently are available only from single sources. While the Company has generally been able to obtain adequate supplies of these components, recently UPS manufacturers, including the Company, have experienced temporary shortages in some components, such as certain microprocessors, printed circuit boards and capacitors. These shortages affected the delivery schedule on some products and resulted in lower margins on some sales as the Company incurred higher costs in purchasing components from alternative sources. Generally, any inability to obtain supplies of sole-source components will temporarily disrupt production as alternatives are located or developed. In addition, the availability of certain specialized components used with large UPS products, such as switchgear, batteries and other ancillary equipment that are not inventoried by the Company, can affect the timing of delivery of the Company's integrated power protection systems, including its LSG products.

     In October 1992, the Company, based upon an audit of its United States operations, was certified and recognized as a Registered Firm conforming to ISO 9001 quality criteria for the design, manufacture and servicing of its products. ISO 9001 certification is becoming increasingly important in the marketing and selling of products worldwide.

Backlog

     The Company's backlog as of September 30, 1995 was approximately $107 million as compared with $146 million as of September 30, 1994. Approximately $20 million of the backlog as of September 30, 1995 is not expected to be delivered within the next 12 months. Backlog reflects firm customer orders for products and services scheduled for shipment within 12 months, or firm, funded government orders. A significant portion of the backlog at September 30, 1995 is attributable to orders from the Federal government, particularly for the FAA modernization program. The FAA program is discussed below in the "Federal Government Contracts" section.

     The level of backlog at any particular time is not necessarily indicative of future operating performance of the Company. Delivery schedules may be extended, particularly in the case of LSG products, and orders may be canceled at any time subject to certain cancellation penalties. In addition, since small systems generally can be shipped shortly after firm customer orders are received, backlog levels for SSG as of any particular date may reflect a temporary surge or lull in orders, and may not be indicative of business trends for subsequent periods.

Competition

     The Company believes that it is one of three global companies providing a full range of UPS products and services worldwide. The Company competes with a large number of firms with respect to small UPS products, and believes that its principal competitors in the United States include American Power Conversion Corporation, the leading manufacturer and seller of small UPS products; a business unit of General Signal Corp.; and Trippe Manufacturing Company. Since recent growth in the UPS industry has been in small UPS products and since distribution channels for small UPS products are rapidly evolving, the Company believes that it is likely to face significant competition in the sale of small UPS products over the next several years.

     The Company believes that its primary competitors in the large UPS product market include business units of Emerson Electric Co. and Groupe Schneider, S.A. Both of these companies are much larger than the Company and have greater financial and other resources. The Company believes that Federal government procurements will be highly competitive, such as the recent procurement process related to the new ALC contract discussed below under "Federal Government Contracts."

     Many other companies compete successfully in certain countries or geographic regions and in individual UPS product or application niches. Some of the Company's competitors have greater financial and other resources than the Company. The Company believes that product reliability and quality, performance, service, support, and price are the most important factors with respect to sales of its UPS products. Marketing and brand recognition also play a role in competing for the sale of UPS products.

Federal Government Contracts

     Sales to the Federal government accounted for approximately 27%, 33%, and 35% of the Company's revenues for the fiscal years ended September 30, 1995, 1994, and 1993, respectively. A major portion of the Company's sales to the Federal government consists of large, customized UPS products and ancillary equipment under multi-year programs with complex manufacturing, system design, delivery, and installation schedules. In connection with these programs, the Company supplies significant services, including site-specific engineering, integration, systems implementation and startup, training, orientation, documentation, and program management. The Company also sells its products and services to the Federal government through its GSA schedule and frequently through miscellaneous competitively-awarded and sole-source procurement actions. Most of these contracts are subject to termination at the convenience of the government pursuant to the terms of the contracts.

     A significant portion of the Company's sales to the Federal government in recent years has been under a five-year contract with the Air Force Air Logistics Command ("ALC") awarded to the Company in May 1988 following a competitive procurement and, to a much lesser extent, under a five-year contract with the United States Navy awarded to the Company in June 1991 following a competitive procurement. In April 1992, the Company was awarded a second five-year contract with the United States Navy for a different range of UPS products.

     A significant portion of orders received by the Company under the ALC contract has been for the FAA Air Route Traffic Control Center Modernization Program. To date, the Company has received approximately $355 million in orders under this program, which relate to approximately 25 FAA locations. As of September 30, 1995, approximately $60 million of the Company's backlog relates to firm, funded orders received under this contract for the FAA. The period during which orders could be placed under this contract expired in May 1993. Expiration of the ALC contract does not affect orders received prior to expiration, and delivery on the remainder of such orders, which consist primarily of site implementation services for the FAA, is currently planned through fiscal 1997.

     In June 1995, the Company was awarded a follow-on ALC contract. This is a three-year requirements contract, which permits extension of the ordering period for up to two additional one-year periods at the option of the Government. Actual revenues under this contract will depend on the specific purchases, if any, by the Air Force and other governmental agencies which can use the contract during the contract period. Following the award of the contract, certain competitors filed protests with the General Accounting Office ("GAO"). In December 1995, the GAO notified the Company that all of the protests had been dismissed, except the protest of the Air Force's evaluation of certain discounts offered by the Company in the contract. In sustaining this protest on the basis that it did, the GAO did not recommend termination of the contract or any other remedy adverse to the interests of the Company at this time. As a result, the Company retains the contract for the present and the Government can place orders under the contract. The GAO has, however, recommended that the Air Force amend a portion of the request for proposal that led to the contract award. The GAO further recommended that the Air Force allow the protesting companies and the Company to submit new proposals regarding such portion, and that the Air Force re-evaluate the award to the Company based upon these new proposals. The Company has not been advised by the Air Force whether it will contest or accept the GAO's recommendations. Similarly, the Air Force has not advised the Company of its plans regarding the issuance of additional orders under the contract, or an amended request for proposal. No assurances can be given that the Company ultimately will retain the contract.

     The Company's government contracts require the Company to supply UPS products and services at the Company's contract prices. A principal benefit of these types of contracts is that military or civilian agencies may purchase products from the Company by procuring those products through the contracting agency. The Company's Federal Systems Division therefore seeks to identify applications useful to other Department of Defense and civilian agencies within the Federal government.

     The Company's Federal government business is performed under firm fixed-price type contracts, time-and-materials type contracts, and at times a combination of both. Under firm fixed-price contracts, the Company agrees to deliver products and perform work for a fixed price. Accordingly, the Company realizes all of the benefit or detriment resulting from decreased or increased costs of performing under a firm fixed-price contract. Under time-and-materials contracts, the Company receives an agreed hourly rate for each employee working under the contract and is reimbursed for the cost of materials and certain administrative overhead.

     The Company's compliance with government contract regulations is audited or reviewed from time to time by government auditors, who have the right to audit the Company's records and the records of its subcontractors during and after completion of contract performance. Under Federal government regulations, certain costs are not costs for which the government will reimburse the Company. Government auditors may recommend that certain charges be treated as unallowable and reimbursement be made to the government. In addition, as part of the Company's internal control practices, the Company performs regular internal reviews of its charges to the government. In connection with such reviews, the Company may make voluntary refunds to the government for certain unallowable or inadvertent charges, that are brought to the government's attention by the Company. The Company provides for estimated unallowable charges and voluntary refunds in its financial statements, and believes that its provisions are adequate as of September 30, 1995.

     The Company recognizes that, in the current Federal government contracting environment, many other contractors are the subject of various investigations for breach of government contract rules and procedures. The Company is not aware of any such investigations relating to the Company. However, if the Company were charged with wrongdoing in connection with its Federal government contracts, the Company could be subject to civil and criminal damages and penalties, and could be suspended from bidding on or receiving awards of new Federal government contracts pending the completion of legal proceedings. Any Federal government contracts found to be tainted by illegality can be voided by the government and the contractor can be subject to fine or debarment from new Federal government contracts, and its export licenses could be terminated.

     In addition to the right of the Federal government to terminate contracts, Federal government contracts are conditioned upon the continuing availability of budget appropriations. Funds are appropriated on a fiscal-year basis even though contract performance may take more than one year. Consequently, contracts usually are partially funded at the outset of multi-year programs; additional funds normally are committed to contracts by the procuring agency only as appropriations are made for future fiscal years.

Patents, Licenses, and Trademarks

     The Company currently holds various domestic and international patents (which expire at differing times from 2000 through 2011) and various patent applications are pending. Although the Company believes that the pending applications relate to patentable devices or concepts, there can be no assurance that patents will be issued or that any patent issued can be defended successfully. The Company's present policy is to pursue patents for products or processes that it believes are patentable, but there can be no assurance that any patents held by the Company will not be challenged or circumvented, or that such patent rights, once granted, will provide competitive advantages to the Company. Although the Company believes that obtaining patents wherever possible is in its best interests, it also believes that the legal protections afforded by such patents is of no greater importance in the UPS industry than such factors as rapid development cycles, technological expertise, marketing skill, and customer support. The Company does not believe that its patents or its patent applications are essential to the success of the Company.

     The Company has a perpetual, exclusive, royalty-free license for the use of the name Exide as part of its corporate name and trade name for the manufacture, sale, and service of UPS products. The Company holds certain licenses required by Federal government agencies for the export from the United States of many of the Company's products.

     The Company has numerous trademarks effective in the United States and in several foreign countries. Powerware(R), OnliNet(R), PowerVision(R), Hot-Tie(R), Strategic Power Management(R) and Cell Saver(R) are registered trademarks of the Company, and PowerCare(R) is a registered service mark. Applications for registered trademarks are pending for ONE-UPS(TM) and DataFrame(TM). Management considers its various trademarks to be valuable assets but believes that the loss of any one trademark would not have a material adverse effect on the Company's operations.

Employees

     As of September 30, 1995, the Company employed approximately 1,700 persons. Approximately 650 are employed in manufacturing and the balance are in customer support, research and development, sales and marketing, and administration. In addition, the Company uses temporary personnel on an as-needed basis, which it believes affords operating flexibility. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel.

     None of the Company`s employees is represented by a collective bargaining agreement The Company has not experienced any work stoppages and believes that its employee relations are good.

Item 2. Properties

     The Company's principal facilities are as follows:

Location                                        Square Feet       Operations
--------------------------------------------    --------------    ------------------------------------------
Raleigh, NC:
     Worldwide Headquarters                       93,000          Corporate offices; sales and marketing;
                                                                  customer service

     LSG Manufacturing Facility                  170,000          Manufacturing

     Advanced Technology Center                   28,000          Research and development

     Federal Systems Division                     18,000          Federal program management; engineering

     Training and Support Center                  22,000          Technical training and support

     Emerging Technologies Group and             185,000          Distribution; manufacturing; repair;
        Worldwide Logistics Center                                administrative offices

Wilmington, NC                                   168,000          SSG manufacturing

Louisville, CO                                     9,000          DataTrax operations

Dallas, TX                                       133,000          IPM manufacturing; sales; distribution;
                                                                  administrative offices

Toronto, Canada                                   40,000          Distribution; sales; customer support;
                                                                  administrative offices

Paris, France                                      7,000          Distribution; sales; customer support;
                                                                  administrative offices

London, England                                   15,000          Distribution; sales; customer support;
                                                                  administrative offices
                                                --------------
         Total                                   888,000

     All of the Company's principal facilities are occupied under long-term leases, except for the facility in Wilmington, North Carolina, which is owned. The Company also leases various sales and service offices worldwide. The Company believes that its facilities are adequate to meet its current requirements.

Item 3. Legal Proceedings

     In January 1989, a case was filed by a former manufacturer's representative of the Company, alleging that the Company failed to pay commissions owed to him on certain sales. In April 1990, a jury awarded the plaintiff damages of approximately $14.9 million. The Company appealed the decision, and in September 1992, the appellate court reversed the judgment against the Company. In response to various motions filed by the plaintiff, a new trial was granted, and in March 1994, the jury in the new trial awarded damages of $3.75 million payable by the Company to the plaintiff. While the Company continued to believe that it should have no liability in this matter, it recorded a one time charge in the second quarter of fiscal 1994 of $5.0 million ($2.9 million after tax) for the jury verdict and costs of the trial.

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

     In May 1990, the Company was served with a complaint in the Delaware Court of Chancery and in May 1991, a related case was filed in Federal Court in New York. These complaints alleged, among other things, that the Company's description of the case involving the manufacturer's representative in its prospectus dated December 21, 1989 was false and misleading. In April 1995, the Company announced that it had settled both the Delaware and New York suits. The Delaware action had been dismissed once for failure to state a claim, but was reinstated following an appeal and was in the discovery process prior to the settlement. The Company recorded a pretax charge of $700,000 ($424,000 after tax) for the settlement of the two related lawsuits in the quarter ended March 31, 1995. Court approval of the settlement agreement, after notice to affected shareholders, was granted in August 1995. While the Company believed that neither suit had merit, it decided to settle as the suits were taking valuable corporate time and attention and would have involved significant legal costs to pursue further.

     The Company is involved in various litigation proceedings incidental to its business. The defense of most of these matters is handled by the Company's insurance carriers. The Company believes that the outcome of such other pending litigation in the aggregate will not have a material adverse effect on its financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to the security holders during the fourth quarter of the fiscal year ended September 30, 1995.

                                     PART II

Item 5. Market For the Registrant's Common Equity and Related Shareholder
        Matters

     The Company's common stock trades on the NASDAQ stock market under the symbol "XUPS." The following table sets forth the range of high and low closing prices of the Company's common shares for the periods indicated:

-------------------- ------------------------- --------------------------
                               1995                      1994
-------------------- ------------------------- --------------------------
-------------------- ------------ ------------ ------------- ------------
                        High          Low          High          Low
-------------------- ------------ ------------ ------------- ------------
First Quarter          $21.50       $14.63        $23.50       $15.00
Second Quarter          20.00        15.75         20.75        15.25
Third Quarter           23.00        15.50         24.50        14.50
Fourth Quarter          25.25        18.75         25.75        19.25
-------------------- ------------ ------------ ------------- ------------

     As of December 22, 1995, there were approximately 4,000 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

     As discussed in Note 6 of the notes to consolidated financial statements included in this document at Item 8, the Company's existing credit facilities restrict payment of cash or property dividends if such payment would cause a default. The Company currently intends to retain all of its earnings for use in its business and, therefore, does not anticipate paying cash dividends on its common stock in the foreseeable future.

Item 6. Selected Financial Data

(in thousands, except per share amounts)
--------------------------------------------------------------------------------------------------------------------------------
                                                         1995            1994            1993            1992            1991
--------------------------------------------------------------------------------------------------------------------------------

Results of Operations

Products                                               $271,482        $259,403        $220,143        $186,579        $175,487
Services                                                119,496         104,580          97,799          60,524          45,912
--------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                      $390,978        $363,983        $317,942        $247,103        $221,399
--------------------------------------------------------------------------------------------------------------------------------
Gross profit                                           $103,865        $ 98,695        $ 85,495        $ 68,695        $ 51,465
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                          $ 16,270 (1)    $ 18,462 (3)    $ 20,397        $ 12,844        $ (2,899)
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and the
   cumulative effect of accounting change              $ 12,077 (1)    $ 13,459 (3)    $ 16,046        $  9,159        $ (7,596)
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before the cumulative effect of
   accounting change                                   $  7,385 (1)    $  9,175 (3)    $  9,832        $  6,056        $ (6,698)

Cumulative effect of accounting change                        -               -           1,000               -           1,014
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                      $  7,385 (1)    $  9,175 (3)    $ 10,832        $  6,056        $ (5,684)
--------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                   592             790           1,071             484             301
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common shareholders    $  6,793 (1)    $  8,385 (3)    $  9,761        $  5,572        $ (5,985)
--------------------------------------------------------------------------------------------------------------------------------
Per Share Amounts
Primary
   Income (loss) before the cumulative effect of
      accounting change                                $   0.84 (1)    $   1.07 (3)    $   1.21        $   0.79        $  (0.96)

   Cumulative effect of accounting change                     -               -            0.13               -            0.14
--------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                   $   0.84        $   1.07        $   1.34        $   0.79        $  (0.82)
--------------------------------------------------------------------------------------------------------------------------------
   Weighted average number of common and equivalent
      shares outstanding                                  8,054           7,814           7,270           7,039           6,948
--------------------------------------------------------------------------------------------------------------------------------

Fully diluted
   Income (loss) before the cumulative effect of
      accounting change                                $   0.84 (1)    $   1.03 (3)    $   1.10        $   0.79        $  (0.96)

   Cumulative effect of accounting change                     -               -            0.11               -            0.14
 --------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                   $   0.84        $   1.03        $   1.21        $   0.79        $  (0.82)
--------------------------------------------------------------------------------------------------------------------------------
   Weighted average number of common and equivalent
      shares outstanding                                  9,673           9,393           9,316           7,651           6,948
--------------------------------------------------------------------------------------------------------------------------------
Financial Condition

Working capital                                        $105,543        $ 93,337        $ 87,029        $ 61,714        $ 49,073
Total assets                                            256,451         224,676         203,233         151,178         137,918
Long-term debt                                           80,258 (2)      58,400          56,805          40,299          34,995
Redeemable preferred stock                                    -          10,000          10,000          10,100           5,000
Common shareholders' equity                              83,767          67,462          58,017          44,501          39,745
--------------------------------------------------------------------------------------------------------------------------------

The above data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and
Financial Condition" (MD&A) included at Item 7 and with the consolidated financial statements and accompanying notes included at Item 8 of this Form 10-K.

(1) Results of operations and per share amounts for fiscal 1995 include one-time merger, acquisition, and litigation charges of $7,700 ($5,597 after tax).  See the MD&A for additional information.

(2) Long-term debt includes $15,000 of convertible subordinated notes.  The holder converted these notes into the company's common stock in October 1995.

(3) Results of operations and per share amounts for fiscal 1994 include a one-time litigation charge of $4,997 ($2,936 after tax).  See the MD&A for additional information.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The following discussion provides an assessment of the consolidated results of operations and liquidity and capital resources of the Company and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included at Item 8 of this Form 10-K.

Overview

     Over the last three years, several factors have had a significant impact on the Company's results of operations, including the growth in revenues of small UPS products; the overall strong growth in international sales; the effect of Federal government product and service revenues; the settlement of certain litigation; and the acquisition of International Power Machines ("IPM").

     The Company's products and services and its product marketing, manufacturing, and research and development functions are organized into three business units: the Small Systems Group ("SSG"), which the Company defines as all products below 50 kVA(2); the Large Systems Group ("LSG") for products of 50 kVA and above; and the Worldwide Services Group ("WSG") for all services provided by the Company. In the fourth quarter of fiscal 1995, the Company announced the formation of the Emerging Technologies Group ("ETG"). The Company formed this group to more aggressively position itself in newly emerging high-growth technology markets. Initially, ETG will focus primarily on converging interactive communications markets, such as cable television. ETG results have been included in SSG results for fiscal 1995.

     As a result of the continuing trend in the computer industry towards client-server computing and the proliferation of personal computers, workstations, client/server platforms, networks, and other microprocessor-based electronic equipment, the Company's product mix has shifted toward its lower kVA product lines and away from its traditional large systems products. Sales of SSG products have increased significantly during the past two fiscal years, while commercial sales of the Company's larger products have generally declined or experienced only modest growth. This direction reflects the general downsizing trend in the computer industry, which has resulted in declines in the commercial mainframe computer and data center market segments. Small UPS products are characterized generally by higher unit volumes, lower average prices and higher unit margins than large UPS products, and are sold through different distribution channels. The majority of the Company's UPS products are sold to customers to support computers or similar electronics products. The electronics market, including the networking, client/server, workstation, personal computer, and small UPS markets, is increasingly characterized by intense competition, rapidly changing technology, and evolving industry standards, frequently resulting in shorter product life cycles and declines in selling prices. The Company has responded with reductions in manufacturing costs and purchased components, and has aggressively introduced new hardware and software products with lower costs and higher performance levels.

--------
(2) A kilovolt ampere is a commonly-used unit of measure for electricity supplied using alternating current.

     International sales accounted for approximately 31%, 25%, and 22% of the Company's total revenues for fiscal years 1995, 1994, and 1993, respectively, and accounted for approximately 43%, 37%, and 33% of total commercial revenues for those fiscal years. The Company has focused on the expanding international market by developing versions of its products to meet international voltage and frequency requirements; by establishing subsidiaries in selected European countries and Hong Kong; by adding distributors and making small acquisitions in other international regions; and by developing strategic relationships for distribution in Japan, Brazil, and India. The Company continues to expand its international operations with an agreement to acquire Deltec Power Systems, Inc. ("Deltec"), a multinational supplier of UPS products and services with a strong presence in both the United States and Europe. The Deltec acquisition is discussed further in the "Pending Acquisition" section. Sales to Latin America increased to $36.6 million in fiscal 1995 from $31.4 million in fiscal 1994, but decreased as a percentage of total international sales to 30% from 35% for those fiscal years due to increased sales to Europe and the Far East. Sales to Latin America have also been affected by economic conditions, which have not always been stable. Continuing unfavorable economic conditions could result in revenue and operating profit declines in this region.

     Sales to the Federal government accounted for approximately 27%, 33%, and 35% of total revenues for fiscal years 1995, 1994, and 1993, respectively. Despite the large proportion of sales to the federal government, these sales actually declined by about 12% in fiscal 1995 versus fiscal 1994, reflecting the scheduled decline in LSG sales due to the completion of most product shipments under the multi-year Federal Aviation Administration ("FAA") program. While the work yet to be performed under this contract is scheduled through fiscal 1997, sales to the Federal government in fiscal 1996 are expected to decline by approximately 30-35% as compared to fiscal 1995. The Company's contracts with the Federal government have no significant minimum purchase commitments, and the government may cease purchases under these contracts at any time for any reason. These contracts are subject to termination at the convenience of the government pursuant to the terms of the contracts.

     During fiscal 1995, the Company was awarded a follow-on contract with the Air Force Air Logistics Command. This is a three-year requirements contract which permits extension of the ordering period for up to two additional one-year periods at the Government's option. Actual revenues under this contract will depend on the specific purchases, if any, by the Air Force and other governmental agencies which can use the contract during the contract period. Following the award of the contract, certain competitors filed protests with the General Accounting Office ("GAO"). In December 1995, the GAO notified the Company that all of the protests had been dismissed, except the protest of the Air Force's evaluation of certain discounts offered by the Company in the contract. In sustaining this protest on the basis that it did, the GAO did not recommend termination of the contract or any other remedy adverse to the interests of the Company at this time. As a result, the Company retains the contract for the present and the Government can place orders under the contract. The GAO has, however, recommended that the Air Force amend a portion of the request for proposal that led to the contract award. The GAO further recommended that the Air Force allow the protesting companies and the Company to submit new proposals regarding such portion, and that the Air Force re-evaluate the award to the Company based upon these new proposals. The Company has not been advised by the Air Force whether it will contest or accept the GAO's recommendations. Similarly, the Air Force has not advised the Company of its plans regarding the issuance of additional orders under the contract, or an amended request for proposal. No assurances can be given that the Company ultimately will retain the contract.

     The Company's corporate development strategy is to invest in acquisitions, joint ventures, or strategic alliances that coincide with or supplement its strategic plan and can create earnings growth through the addition of complementary companies, products, distribution channels, or service capabilities. The Company plans to continue its corporate development strategy in fiscal 1996.

     The Company completed the acquisition of IPM during the second quarter of fiscal 1995. IPM is a manufacturer of UPS products headquartered in Dallas, Texas and is compatible with Exide Electronics in terms of products and services provided and its channels of distribution. In accordance with the merger agreement, the Company acquired all of the capital stock of IPM for approximately 1,510,000 newly registered shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements and notes thereto included in Part II, Item 8, and the schedule and exhibits included in Part IV, Item 14 of this Form 10-K have been restated to reflect the merger with IPM for all periods presented.

     In August 1995, the Company acquired Lectro Products, Inc. ("Lectro"), a company specializing in power protection and other transmission enhancement devices for the cable television and telecommunications markets. This acquisition was accounted for as a purchase and is more fully described in Note 14 of the notes to consolidated financial statements. While the results of Lectro did not have a material effect on the Company's results of operations for fiscal 1995, the Company believes that the acquisition gives the Company a significant position in powering the broadband communications market.

Pending Acquisition

     In November 1995, the Company executed a definitive agreement to acquire Deltec Power Systems, Inc. ("Deltec") from Fiskars OY AB ("Fiskars") and an affiliated company (the "Deltec Acquisition"), for a purchase price of $195 million, subject to post-closing adjustment. Under the agreement, Fiskars will receive approximately $157.5 million in cash and 1,875,000 shares of the Company's' common stock valued at $37.5 million at a fixed price of $20 per share, in exchange for all of the issued and outstanding common stock of Deltec. The combination will strengthen the product line offerings of the Company's Small Systems and Large Systems Groups, and will enhance the number and scope of markets served by the Company. See further discussion in Item 1, "Description of Business." Financing for this transaction is discussed in the "Liquidity and Financial Condition" section below. See Note 16 of notes to consolidated financial statements.

Results of Operations

     The following table presents, for the periods shown, revenues, gross profit, selling, general and administrative expense, research and development expense, litigation, merger and acquisition expense, and income from operations, in millions of dollars, and certain income statement captions as a percentage of total revenues:

                                                     --------------------------------------------
                                                           Fiscal Year Ended September 30,
                                                     --------------------------------------------
(in millions)                                                1995          1994          1993
                                                     --------------------------------------------
Revenues
   Small Systems Products                                  $ 148.1       $ 115.2       $  89.1
   Large Systems Products                                    123.4         144.2         131.0
                                                     --------------------------------------------
     Total Products                                        $ 271.5       $ 259.4       $ 220.1
  Worldwide Services Group                                   119.5         104.6          97.8
                                                     --------------------------------------------
      Total Revenues                                       $ 391.0       $ 364.0       $ 317.9
                                                     --------------------------------------------
Gross Profit
   Products                                                $  66.8       $  65.8       $  54.4
   Services                                                   37.1          32.9          31.1
                                                     --------------------------------------------
      Total Gross Profit                                   $ 103.9       $  98.7       $  85.5
                                                     --------------------------------------------
Selling, general and administrative expense                   70.0          65.1          55.5
Research and development expense                               9.9          10.1           9.6
Litigation expense                                              .7           5.0             -
Merger and acquisition expense                                 7.0             -             -
                                                     --------------------------------------------
      Income from operations                                  16.3          18.5          20.4

      Net income                                           $   7.4       $   9.2       $  10.8
                                                     --------------------------------------------

Revenue Growth:
   Small Systems Products                                     28.6%         29.3%            -
   Large Systems Products                                    (14.4)         10.1             -
                                                     --------------------------------------------
     Total Products                                            4.7          17.8             -
  Worldwide Services Group                                    14.3           6.9             -
                                                     --------------------------------------------
      Total Revenues                                           7.4%         14.5%            -
                                                     --------------------------------------------

Margin Data (as a percent of revenues):
Gross Profit
   Products                                                   24.6%         25.4%         24.7%
   Services                                                   31.0          31.4          31.8
                                                     --------------------------------------------
      Total Gross Profit                                      26.6          27.1          26.9
                                                     --------------------------------------------

Selling, general and administrative expense                   17.9          17.8          17.5
Research and development expense                               2.5           2.8           3.0
Litigation expense                                             0.2           1.4             -
Merger and acquisition expense                                 1.8             -             -
                                                     --------------------------------------------
      Income from operations                                   4.2           5.0           6.4

      Net income                                               1.9%          2.5%          3.4%
                                                     ---------------------------------------------

Fiscal Year 1995 versus 1994

Revenues

     Total revenues increased by 7.4% to $391.0 million in fiscal 1995 from $364.0 million in fiscal 1994, due to a 4.7% increase in product sales and a 14.3% increase in service revenues.

     SSG revenues for fiscal 1995 increased by $32.9 million or 28.6% over the prior fiscal year. The majority of this increase was in international sales channels, which experienced growth in excess of 40%. This growth was primarily the result of strong sales by the Company's affiliates in Europe and Canada, and product sales to the Company's joint venture in Japan. Domestic revenues were approximately 13% higher than in the prior year. Excluding SSG sales generated by Lectro, domestic revenues increased by about 7% over fiscal 1994. Growth in SSG product revenues resulted primarily from continued strong sales of Powerware Prestige products. Prestige sales were approximately $42.1 million higher than in the prior year, while products being phased out declined by about $24.2 million, for a net increase of $17.9 million. In fiscal 1995, the Prestige product line was expanded with the addition of new models, introduction of additional accessories, and incorporation of new versions of software and network communications products. The number of SSG units sold increased by approximately 30% as compared to fiscal 1994. Average selling prices were slightly lower than in the prior year, reflecting the industry trend of declining UPS prices.

     LSG revenues for fiscal 1995 were $20.8 million or 14.4% lower than in fiscal 1994, due primarily to the scheduled decline in sales under the FAA program. Product revenues under the FAA program have been declining because the Company has completed the shipment of most of the systems and related ancillary products to the various FAA sites. The Company had previously disclosed that total LSG sales would decline by 15-20% from fiscal 1994 levels due to the completion of the FAA shipments. Excluding the effect of this scheduled decline, LSG revenues decreased 3.7% year over year, due primarily to the nonrecurrence of one significant custom job in excess of $6 million for a major data center in fiscal 1994. International revenues were flat, primarily due to an increase in sales by the Company's European subsidiaries, offset by a decline in sales by the Company's Canadian subsidiary. The number of LSG UPS systems sold increased by about 6% compared to the same period in the prior year. The average sales price per system decreased, as sales of the smaller kVA models, which are generally lower-priced than the larger kVA models, represented a larger percentage of total LSG revenues than in the prior year. LSG revenues are expected to decline by approximately 10-15% in fiscal 1996, due to the scheduled decrease in FAA shipments.

     WSG revenues for fiscal 1995 increased by $14.9 million or 14.3% over the prior fiscal year. WSG's commercial domestic revenues grew by about 9%, with strong growth occurring in most service categories. International revenues were up about 47%, which was primarily attributable to the three sales and service acquisitions in the fourth quarter of fiscal 1994 in Canada and Europe. Federal service revenues increased over the prior year by approximately 13%, mainly attributable to growth in the Company's Federal site implementation business. During fiscal 1995, the Company installed systems at an average of 12 FAA sites throughout the year versus an average of 10 FAA sites in fiscal 1994. At September 30, 1995, the Company was installing systems at nine FAA sites and was providing design services at an additional four sites. As described below under the "Government Contract Matters" section, delivery on the remainder of the FAA orders is currently scheduled through fiscal 1997. While the level of FAA site service revenues will vary depending on site construction schedules and the types of services required, these revenues are expected to decline by over $15 million in fiscal 1996. As a result, WSG revenues are expected to decline overall in the range of 10% for fiscal 1996. WSG revenue increases in fiscal 1995 resulted principally from a higher quantity of services provided as opposed to increased prices.

     The Company expects that the declines in LSG and WSG revenues in fiscal 1996 versus fiscal 1995 resulting from the scheduled decline in Federal revenues will be offset by a corresponding increase in SSG sales and commercial LSG sales and service. However, annual revenues depend upon the state of the overall economy, industry conditions, the competitive environment, the timing of product shipments, the success and timing of new product introductions, and a variety of other factors which are beyond the Company's control.

Gross Profit

     Gross profit increased by $5.2 million over fiscal 1994 to $103.9 million. Gross profit as a percentage of total revenues decreased slightly to 26.6% in fiscal 1995 from 27.1% in fiscal 1994. Product gross profit margins declined to 24.6% in fiscal 1995 from 25.4% in fiscal 1994, while service margins declined to 31.0% from 31.4% during that same period. Product gross profit margins declined from the prior year mainly as a result of sales of certain discontinued SSG product lines at lower than normal margins, and a higher proportion of sales in channels with lower margins. The Company also incurred higher than normal costs related to increased production volumes for its new Powerware Prestige product lines, and varying sales price reductions depending upon model and distribution channel. The Company continues its efforts toward cost reductions and operational efficiencies to maintain competitiveness and improve margins in response to the industry trend of declining UPS prices. Service margins decreased slightly as compared to the prior fiscal year, reflecting a higher proportion of lower margin government service revenues and the costs of integrating IPM's service business into the Company's service organization.

Selling, General and Administrative Expense

     Selling, general and administrative expense increased $4.9 million, from $65.1 million in fiscal 1994 to $70.0 million in fiscal 1995, but remained at about 18% percent of revenues. Selling and marketing expenses rose to support the Company's higher commercial sales level and the continued expansion of its worldwide marketing, distribution, and support capabilities, especially in international markets. New selling and marketing programs for fiscal 1995 included the realignment of the North American sales and support operation along customer groups, the launching of an integrated marketing campaign introducing the concept of Strategic Power Management, and the opening of an area sales office in Miami, Florida to service markets in Latin America. General and administrative expense declined from the prior year due primarily to lower legal expenses as a result of the settlement of certain litigation and synergies achieved in the integration of IPM.

Research and Development Expense

     Research and development expense decreased by approximately $221,000, to $9.9 million in fiscal 1995 from $10.1 million in fiscal 1994, and decreased as a percentage of revenue to 2.5% in fiscal 1995 from 2.8% in fiscal 1994. The decrease was related to a variety of factors, including the ability of the Company to charge certain custom engineering costs to specific job orders in SSG, cost control efforts by the Company, and lower research and development expenses at IPM, as significant expenses were incurred in fiscal 1994 in the development of a new product line that were not required in fiscal 1995. The Company expects research and development expenditures to remain at this approximate level as a percentage of revenues as the Company takes advantage of synergies with IPM and Lectro in the development of new products.

Litigation Expense

     The Company recorded a $700,000 charge ($424,000 after tax) for the settlement of two related lawsuits in fiscal 1995. Although the Company believed that neither suit had merit, it decided to settle as the suits were consuming significant corporate resources and would have involved substantial legal costs to pursue further. In fiscal 1994, the Company recorded a charge of $5.0 million ($2.9 million net of tax) for the settlement of litigation. See Item 3, "Legal Proceedings," and Note 15 of the notes to consolidated financial statements.

Merger and Acquisition Expense

     The Company incurred $7.0 million of merger and acquisition charges ($5.2 million after tax) in fiscal 1995. In connection with the acquisition of IPM in the second quarter of fiscal 1995, the Company recorded a nonrecurring pretax charge of $5.5 million. This charge included approximately $3.0 million for legal, accounting, financial advisory, and other costs related to the merger. The Company also expensed approximately $2.5 million for the estimated costs of closing a duplicate operating facility and discontinuing certain duplicate product lines manufactured at that facility. In the fourth quarter of fiscal 1995, the Company recorded a pre-tax charge for acquisition expenses of about $1.5 million after negotiations and due diligence efforts to acquire the UPS business of Group Schneider S.A. were terminated.

Income from Operations

     For the reasons discussed above, income from operations declined $2.2 million to $16.3 million for fiscal 1995, from $18.5 in fiscal 1994. This decrease reflects the nonrecurring litigation, merger and acquisition expenses discussed above. Excluding these charges, income from operations would have been $24.0 million in fiscal 1995, an increase of $500,000 from $23.5 million in fiscal 1994. As a percentage of revenues, pro forma income from operations would have been 6.1% in fiscal 1995 versus 6.4% in fiscal 1994. This decrease was primarily attributable to the decrease in gross profit margins, as discussed above under the Gross Profit section.

Interest/Other

     Interest expense increased to $5.5 million in fiscal 1995 from $5.4 million in fiscal 1994. The Company expensed $233,000 of remaining debt issuance costs and a redemption premium related to the payoff of its Industrial Revenue Bonds ("IRBs") in the first quarter of fiscal 1995, and incurred $204,000 in incremental interest expense related to the increased level of borrowings used to finance the acquisition of Lectro. Excluding these two items, interest expense would have been about 5% lower than in fiscal 1994. Other (income) expense improved by approximately $971,000. The increase was primarily due to favorable changes in foreign exchange rates, improved results for the Company's Japanese joint venture, an increase in royalty income, and a gain on the sale of certain fixed assets in fiscal 1995.

Provision for Income Taxes

     The fiscal 1995 provision for income taxes reflects a consolidated effective rate of approximately 39% as compared to approximately 32% in fiscal 1994. The higher rate in fiscal 1995 was due primarily to certain non-deductible acquisition costs, which were partially offset by increased utilization of net operating losses in certain of the Company's subsidiaries. The fiscal 1994 rate was lower than usual due to the higher recognition of tax benefits for net operating losses as certain of the Company's subsidiaries turned profitable, and the utilization of certain state tax credits. The Company anticipates that its effective tax rate for fiscal 1996 will be in the range of 38-40%.

Net Income and Pro forma Net Income

     Net income for fiscal 1995 was $7.4 million, or $.84 per fully diluted share, as compared to net income of $9.2 million, or $1.03 per fully diluted share, for fiscal 1994. Excluding the previously discussed litigation and merger charges in the second quarter of fiscal years 1995 and 1994, and the acquisition charges in the fourth quarter of fiscal 1995, net income would have been $13.0 million or $1.42 per fully diluted share for fiscal 1995, and $12.1 million or $1.34 per fully diluted share in fiscal 1994.

Fiscal Year 1994 versus 1993

Revenues

     Total revenues increased 14.5% to $364.0 million in fiscal 1994 from $317.9 million in fiscal 1993. Product sales grew by 17.8% to $259.4 million in fiscal 1994, including increases of $26.1 million (29.3%) for the Company's SSG products and $13.2 million (10.1%) for the Company's LSG products. Service revenues increased by $6.8 million (6.9%) over this period.

     The revenue growth in SSG products occurred primarily in the Company's international distribution channels, with particularly strong growth in export sales to Latin America. In the United States, most of the sales growth was experienced through the manufacturer's representatives channel. The majority of the growth in SSG revenue was attributable to sales of its newer products such as Powerware Prestige and ONE-UPS lines, and to increased sales of Powerware Plus products as new applications and methods of distribution were established. The growth in international export sales was due primarily to the success of product models designed for the international markets and to expanded international marketing efforts. SSG revenue included approximately $16.0 million in sales of new products, which were partially offset by declines of $7.8 million in sales of discontinued products. For fiscal 1994, total unit sales for SSG were approximately 50% higher than the prior fiscal year, resulting mainly from higher unit sales of lower kVA models. Higher unit sales were partially offset by a decrease in the average selling price per unit, as lower kVA models are generally lower-priced than larger UPS products, and also by price reductions in the approximate range of 5-10% from the prior fiscal year.

     LSG revenues increased by $13.2 million to $144.2 million in fiscal 1994 from $131.0 million in fiscal 1993, due to growth in both commercial and government markets. Commercial growth occurred primarily in the manufacturer's representatives channel due primarily to one significant custom job in excess of $6 million for a major data center, and from increased sales of facilities monitoring software. Federal government sales growth came from an increase in product engineering for the FAA and sales under the Company's multi-year contracts with the U.S. Navy. The commercial and government revenue increases were partially offset by declines in international channels. The reduction in international sales was due to the non-recurrence of certain large sales in the prior year and to increased competition in certain regions. The total number of LSG modules sold decreased moderately from fiscal 1993, but the average sales price per system increased in fiscal 1994, primarily due to favorable model mix and increased sales of custom engineering, ancillary equipment, and spare parts.

     The $6.8 million increase in WSG revenues for fiscal 1994 resulted primarily from increases in maintenance contract and other field service revenues, due to the increased marketing of battery services and from increased product sales with accompanying services. This growth occurred both domestically and internationally. Federal service revenues remained relatively constant with fiscal 1993 levels, although fiscal 1993 service revenues were 62% higher than in fiscal 1992, primarily because of the significant increase in fiscal 1993 of FAA site services. As of September 30, 1994, the Company was installing systems at ten FAA sites and had thirteen sites in the engineering design stage, as compared to ten sites in construction and six sites in engineering design at September 30, 1993. WSG revenue increases resulted principally from a higher quantity of services provided as opposed to increases in pricing.

Gross Profit

     Gross profit increased to $98.7 million in fiscal 1994 from $85.5 million in fiscal 1993. Gross profit as a percentage of total revenues increased slightly to 27.1% in 1994 from 26.9% in 1993. Gross profit from product sales was higher by $11.4 million, as a result of higher revenues and improved gross profit margins for product sales, which increased to 25.4% in fiscal 1994 as compared to 24.7% in fiscal 1993. This improvement occurred primarily from increased sales of SSG products, which generally have higher gross profit margins than LSG products, and continued cost reduction efforts. These increases were partially offset by higher LSG ancillary equipment sales, which generally have lower margins than UPS equipment, sales of certain discontinued SSG product lines at lower than normal margins, and start-up costs for the new Powerware Prestige product line. Prices for all power ranges of UPS equipment have generally declined from the prior fiscal year in the approximate range of 5-10%. Service margins decreased slightly to 31.4% in fiscal 1994 from 31.8% in fiscal 1993, due principally to increased battery services which have lower gross margins, a decrease in margins on systems implementation services for the FAA, and a decrease in international service margins due to changes in the mix of services provided.

Selling, General and Administrative Expense

     Selling, general and administrative expense for fiscal 1994 increased to $65.1 million from $55.5 million, and increased as a percentage of revenue to 17.8% from 17.5%. Selling and marketing expense accounted for most of this increase, reflecting the Company's growth strategy of investing in its distribution channels and promotional activities to improve its market position on a worldwide basis. The increase in selling and marketing expense supports a higher level of commercial sales volume and the continued investment in market support and distribution development programs, particularly for the Company's SSG products. These programs included the launch of new promotional campaigns, primarily in the United States, Latin America, China and Europe; expanded customer support capabilities; participation in several major trade shows; and the introduction of several new products such as the Powerware Prestige. The Company also improved its distribution capacity worldwide, mainly through the addition of several leading distributors in various geographic markets.

Research and Development Expense

     Research and development expense increased in fiscal 1994 to $10.1 million, or 2.8% of revenue, from $9.6 million, or 3.0% of revenue, in fiscal 1993. The increase was due primarily to the ongoing development of facilities monitoring software as a result of the acquisition of DataTrax in fiscal 1993, and to the introduction of several models of the new Powerware Prestige and Balanced Power II product lines. Consistent with the Company's strategy to expand its worldwide market position, many of the Prestige products were developed for international voltages and frequencies prior to their introduction in the United States. Other research and development activities in fiscal 1994 included the development of the new Powerware Plus 80 and the Series 3000M for LSG, both of which have improved performance at a lower cost than previous models, and to the ongoing development of other products and models, as well as additional product software and other product enhancements.

Litigation Expense

     In March 1994, a trial jury awarded damages payable by the Company in the amount of $3.75 million to the plaintiff in the retrial of certain litigation. While the Company continued to believe that it should have no liability in this matter and announced its intention to appeal, it recorded a one-time charge in the second quarter of fiscal 1994 of $5.0 million, or $2.9 million net of tax, for the jury verdict and the costs of the trial. In July 1994, the Company announced that a settlement agreement had been reached between the parties. Following agreement among the parties to settle, the court vacated the jury award of $3.75 million. To avoid further litigation, including anticipated post-trial motions and appeals, the Company settled the case by making payments to the plaintiff and his attorneys. Since the total value of the settlement payments was less than the one-time charge for the jury verdict, no further charges were necessary in this matter. See Item 3, "Legal Proceedings," and Note 15 of the notes to consolidated financial statements.

Income from Operations

     For the reasons discussed above, income from operations was $18.5 million in fiscal 1994, a decrease from $20.4 million in fiscal 1993. This decrease reflected the litigation charge discussed above. Excluding this nonrecurring charge, income from operations would have been $23.5 million, an increase of $3.1 million over 1993, constant at 6.4% of revenues.

Interest/Other

     Interest expense increased by $1.0 million to $5.4 million in fiscal 1994 from $4.4 million in the prior year. Approximately $700,000 was due to higher average debt balances used to finance increased levels of working capital. The remainder of the rise in interest expense was related to an increase in the average interest rate, the write-off of certain deferred financing costs associated with the refinancing of the Company's credit facility, and the partial prepayment of the Company's IRBs. Other expense improved by approximately $322,000 during fiscal 1994, primarily as a result of favorable changes in foreign exchange rates and the loss on disposal of certain fixed assets in fiscal 1993.

Provision for Income Taxes

     The fiscal 1994 provision for income taxes reflected a consolidated effective tax rate of approximately 32% as compared to 39% in fiscal 1993. The decrease in the effective rate was due primarily to the higher recognition of tax benefits for net operating losses in fiscal 1994 than in fiscal 1993 as certain of the Company's subsidiaries became profitable, and the utilization of certain state tax credits in fiscal 1994.

Net Income

     For fiscal 1994, income before the cumulative effect of an accounting change was $9.2 million, including the one-time charge in the second quarter of $5.0 million ($2.9 million after tax) for the previously discussed settlement of litigation, as compared to income before the cumulative effect of an accounting change of $9.8 million in fiscal 1993. The Company recorded a cumulative effect adjustment of $1.0 million for a change in its method of accounting for income taxes in fiscal 1993, which had no impact on operating results or cash flows. Fully diluted earnings per share before the cumulative effect of the accounting change were $1.03 for fiscal 1994 versus $1.10 in fiscal 1993. Excluding the one-time charge for litigation in fiscal 1994 and the cumulative effect of the accounting change in fiscal 1993, net income for fiscal 1994 would have been $12.1 million, up $2.3 million or 23.5% from the prior fiscal year. Fully diluted earnings per share would have been $1.34 versus $1.10 a year ago, up 22%.

Quarterly Operating Results

     The company's quarterly operating results have fluctuated significantly. Quarterly results depend upon the timing of product shipments and major systems implementation services, which can be influenced by a number of factors. Some of these factors are beyond the company's control, particularly for large, customized systems. The fourth quarter typically has produced the largest portion of the company's revenues and income. The company believes that the fourth quarter results reflect increased shipments resulting from management incentives that are tied to annual sales performance, and increased sales prompted by weather-related power disturbances during the spring and summer months. The first quarter has typically produced the smallest portion of the company's revenues and income, so that there has been a historical reduction in the company's first quarter results as compared to the previous fiscal year's fourth quarter. During fiscal years 1995, 1994 and 1993, revenues generally increased for each quarter within the applicable year, but revenues for the first quarter were lower than revenues for the fourth quarter of the prior year.

     Selling, general and administrative, and research and development expenditures are incurred to support projected annual sales. These expenses do not necessarily vary proportionately with revenues on a quarterly basis. As a result, variations in quarterly revenues may not be accompanied by an equivalent change in expenses; therefore, operating margins may vary significantly between quarters.

Liquidity and Financial Condition

     At September 30, 1995, the Company had $105.5 million of working capital, as compared to $93.3 million at September 30, 1994. The increase of approximately $12.2 million in working capital at the end of fiscal 1995 versus 1994 was primarily the result of higher levels of inventory to support the increased levels of revenues and the introduction of new product lines. Accounts receivable balances, which are typically at their highest level at year-end due to the higher level of fourth quarter sales, were level with the prior year. Commercial receivable balances were higher than the prior year, but were more than offset by a decline in receivables from the United States government. Accounts payable, short term debt, and other accrued liability balances were slightly higher than the prior year. The increased levels of working capital have been financed primarily using the Company's revolving credit facilities. Cash provided by operations was a positive $1.1 million in fiscal 1995, as compared to $8.5 million in fiscal 1994, and cash used in operations of $3.3 million in fiscal 1993.

     At September 30, 1995, the Company had $145 million of committed domestic unsecured bank credit facilities comprised of a $95 million revolving credit facility for working capital and general corporate purposes, including a sublimit of $30 million which may be used in support of its international subsidiaries, and a $50 million revolving credit facility to be used for financing certain acquisitions and refinancing specified existing obligations. See Note 6 of the notes to consolidated financial statements.

     The Company has received a commitment to refinance these facilities, concurrent with the closing of the Deltec Acquisition (the "New Credit Facility"). The New Credit Facility will consist of a five-year senior bank package of up to $225 million, comprised of a $150 million revolving credit facility and a $75 million term loan. Amounts outstanding under the New Credit Facility would be secured by substantially all the inventory and accounts receivable of the Company and would initially bear interest at LIBOR plus 200 basis points, or the bank's base rate plus 100 basis points, as defined. Under the terms of the New Credit Facility, the Company will be subject to certain customary financial covenants and other restrictions. The closing of the New Credit Facility, which is expected to occur during the first calendar quarter of 1996, is subject to completion of due diligence by the lenders, preparation of definitive loan agreements, and the closing of the Deltec Acquisition. The Company plans to fund a portion of the cash purchase price for Deltec through draws under the New Credit Facility. The Company anticipates that the balance of the cash purchase price will be funded through $75-$100 million of additional subordinated indebtedness. The Company is evaluating potential sources for such additional funding, which could include a variety of lending sources and/or the issuance of debt securities. See Note 16 of the notes to consolidated financial statements.

     During fiscal 1995, the Company invested approximately $12.5 million in capital expenditures, as compared to approximately $8.7 million in fiscal 1994 and $8.3 million during fiscal 1993. Capital expenditures were higher in fiscal 1995 due primarily to expansion of SSG's manufacturing facility in Wilmington, NC, fit-up of the Company's new Worldwide Logistics Center, new facilities for ETG, and the relocation of Lectro. The Company also invested approximately $13.2 million for the acquisition of Lectro in fiscal 1995. Capital expenditures for fiscal 1996 are expected to approximate $13-14 million, including $2-3 million relating to the fit-up of the Company's headquarters and for the consolidation and integration of IPM and Lectro.

     The Company expects to finance its capital requirements in the future through existing cash balances, cash generated from operations, and borrowings under its credit facilities. Based on the current level of operations and anticipated growth, management believes that cash flow from operations, together with available borrowings under its credit facilities and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal of and interest on its indebtedness. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future working capital borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, or make necessary capital expenditures.

     On July 1, 1995, the Company signed an agreement with Japan Storage Battery Co., Ltd. ("JSB"), whereby JSB converted its shares of the Company's Series D and Series E Convertible Preferred Stock into 595,273 shares of the Company's common stock. This conversion increased the Company's common equity by approximately $10 million and will reduce its annual cash dividend payments by approximately $790,000. See Note 8 of the notes to consolidated financial statements.

     In September 1995, the Board of Directors reaffirmed the authorized repurchase program which permits the Company to repurchase up to 5% of the Company's outstanding stock. Under this plan, which was initially approved in November 1994, the Company plans to continue repurchasing its outstanding stock, depending on current market conditions and other factors. As of December 22, 1995, the Company had repurchased approximately 4.7% of its common stock.

     In October 1995, the holder of the Company's $15.0 million subordinated convertible notes converted the notes into 1,146,789 shares of the Company's common stock under the terms of the agreement. Such conversion will save approximately $1.3 million per year in interest expense. These notes and the conversion are discussed further in Note 6 of the notes to consolidated financial statements.

Litigation

     During fiscal years 1994 and 1995, the Company settled certain litigation. See the Litigation Expense section above, Item 3, Legal Proceedings, and Note 15 of the notes to consolidated financial statements.

Contingencies

Government Contract Matters

     Sales to the United States Federal government accounted for approximately 27%, 33% and 35% of total revenues for fiscal years 1995, 1994 and 1993, respectively. The Company's contracts with the Federal government have no significant minimum purchase commitments, and the government may cease purchases under these contracts at any time for any reason. These contracts are subject to termination at the convenience of the government pursuant to the terms of the contracts. The Company's compliance with government contract regulations is audited or reviewed from time to time by government auditors, who have the right to audit the Company's records and the records of its subcontractors during and after completion of contract performance, and may recommend that certain charges be treated as unallowable and reimbursement be made to the government. The Company provides for estimated unallowable charges and voluntary refunds in its financial statements, and believes that its provisions are adequate as of September 30, 1995.

Foreign Currency Exposures

     International sales accounted for approximately 31%, 25%, and 22% of total revenues for fiscal years 1995, 1994 and 1993, respectively. A significant portion of the Company's international sales are denominated in foreign currencies. As of September 30, 1995, approximately 17% of the Company's total assets were located outside the United States, primarily in Canada and Europe. Significant fluctuations in foreign currency exchange rates can result in gains or losses on foreign currency transactions, which are recorded in the consolidated statement of operations. Fluctuations in the recorded value of the Company's net investment in its international subsidiaries resulting from changes in foreign exchange rates are recorded in the cumulative translation adjustments component of common shareholders' equity. The Company hedges these risks using a combination of natural hedges such as foreign currency denominated borrowings and, from time to time, foreign currency financial instruments. European, Canadian, and Japanese currencies have been especially volatile over the last two years. As of September 30, 1995, the Company had accounts receivable and accounts payable totaling approximately $8.8 million that were exposed to fluctuations in exchange rates, and had one foreign currency financial instrument, which is described below, covering approximately 23% of these balances. These balances are spread among various currencies, primarily the French franc.

     As of September 30, 1995, the Company had one outstanding foreign currency contract consisting of a foreign currency option which gave the Company the right to sell approximately 10 million French francs at predetermined exchange rates. This contract expired in December 1995, and had no material effect on the Company's results of operations.

     During fiscal 1995, the Company had foreign exchange transaction losses of approximately $218,000, and the change in the cumulative translation adjustments account increased the recorded value of common shareholders' equity by $353,000 from September 30, 1994 to September 30, 1995. During fiscal 1994, the Company had foreign exchange transaction losses of approximately $257,000, as compared to losses of approximately $221,000 in 1993, and the change in the cumulative translation adjustments account increased the recorded value of common shareholders' equity by $154,000 from September 30, 1993 to September 30, 1994.

Environmental Matters

     The Company's operations are subject to federal, state, local, and foreign environmental laws and regulations relating to the storage, handling, and disposal of hazardous or toxic materials and discharge into the environment of regulated pollutants. The Company believes that its operations are in material compliance with the terms of all applicable environmental laws and regulations as currently interpreted. In the last three fiscal years, the Company's capital expenditures for environmental compliance have not been significant. The Company currently has not budgeted for additional capital environmental expenditures but the Company cannot predict with any certainty that such expenditures will not be required because of changing compliance standards and techniques. To the best of the Company's knowledge, there are no existing or potential environmental claims against the Company that are likely to have a material adverse effect on the Company's business or financial condition or its financial statements taken as a whole.

Item 8. Financial Statements and Supplementary Data

Report of Independent Public Accountants


To Exide Electronics Group, Inc.:

      We have audited the accompanying consolidated balance sheet of Exide Electronics Group, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, changes in common shareholders' equity and cash flows (restated for the pooling-of-interest transaction as discussed in Note 2) for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exide Electronics Group, Inc. and subsidiaries as of September 30, 1995 and 1994 and the results of their operations and their cash flows (restated for the pooling-of-interest transaction as discussed in Note 2) for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.

      As explained in Note 12, in 1993 the Company changed its method of accounting for income taxes.

                              /s/ARTHUR ANDERSEN LLP

Raleigh, North Carolina,
October 25, 1995(except with respect to the matters discussed in Note 16, as to which the date is December 13, 1995).

Exide Electronics Group, Inc.
Consolidated Statement of Operations

                                                                                     Year Ended September 30,
                                                                               -----------------------------------
(in thousands, except per share amounts)                                           1995         1994         1993
                                                                                   ----         ----         ----
Revenues
   Products                                                                    $ 271,482    $ 259,403    $ 220,143
   Services                                                                      119,496      104,580       97,799
                                                                                 -------      -------       ------
     Total revenues                                                              390,978      363,983      317,942
                                                                                 -------      -------      -------
Cost of revenues
   Products                                                                      204,683      193,572      165,700
   Services                                                                       82,430       71,716       66,747
                                                                                  ------       ------       ------
     Total cost of revenues                                                      287,113      265,288      232,447
                                                                                 -------      -------      -------
   Gross profit                                                                  103,865       98,695       85,495

Selling, general and administrative expense                                       69,966       65,086       55,506
Research and development expense                                                   9,929       10,150        9,592
Litigation expense                                                                   700        4,997            -
Merger and acquisition expense                                                     7,000            -            -
                                                                                   -----         ----         ----
   Income from operations                                                         16,270       18,462       20,397

Interest expense                                                                   5,575        5,417        4,421
Interest income                                                                     (485)        (488)        (466)
Other (income) expense                                                              (897)          74          396
                                                                                    ----           --          ---
   Income before income taxes and the cumulative effect of accounting change      12,077       13,459       16,046
                                                                                  ------       ------       ------

Provision for income taxes                                                         4,692        4,284        6,214
                                                                                   -----        -----        -----
   Income before the cumulative effect of accounting change                        7,385        9,175        9,832

Cumulative effect of accounting change                                                 -            -        1,000
                                                                                    ----         ----    ---------
Net income                                                                     $   7,385    $   9,175    $  10,832
                                                                               =========    =========    =========
Preferred stock dividends                                                            592          790        1,071
                                                                                     ---          ---        -----
Net income applicable to common shareholders                                   $   6,793    $   8,385    $   9,761
                                                                               =========    =========    =========
Primary earnings per share
   Income before the cumulative effect of accounting change                    $    0.84    $    1.07    $    1.21
   Cumulative effect of accounting change                                              -            -         0.13
                                                                                    ----         ----         ----
   Net income                                                                  $    0.84    $    1.07    $    1.34
                                                                               =========    =========    =========
   Weighted average number of common and equivalent shares outstanding             8,054        7,814        7,270
                                                                                   =====        =====        =====
Fully diluted earnings per share
   Income before the cumulative effect of accounting change                    $    0.84    $    1.03    $    1.10
   Cumulative effect of accounting change                                              -            -         0.11
                                                                                    ----         ----    ---------
   Net income                                                                  $    0.84    $    1.03    $    1.21
                                                                               =========    =========    =========
   Weighted average number of common and equivalent shares outstanding             9,673        9,393        9,316
                                                                                   =====        =====        =====

The accompanying notes are an integral part of these financial statements, which have been restated to reflect the merger with International Power Machines on a pooling-of-interests basis.

Exide Electronics Group, Inc.
Consolidated Balance Sheet

                                                                               September 30,
                                                                          ---------------------
(dollars in thousands)                                                      1995          1994
                                                                            ----          ----
Assets
Current assets
   Cash and cash equivalents                                             $   2,787    $   5,886
   Accounts receivable                                                     105,524      105,712
   Inventories                                                              72,890       55,529
   Deferred tax assets                                                       9,672        7,532
   Other current assets                                                      3,705        4,549
                                                                             -----        -----
      Total current assets                                                 194,578      179,208
                                                                           -------      -------
Property, plant, and equipment
   Land, buildings, and leasehold improvements                               9,931        8,809
   Machinery and equipment                                                  61,519       51,653
                                                                            ------       ------
                                                                            71,450       60,462
   Accumulated depreciation                                                 36,393       32,250
                                                                            ------       ------
                                                                            35,057       28,212
Goodwill                                                                    18,738        8,947
Other assets                                                                 8,078        8,309
                                                                             -----        -----
                                                                         $ 256,451    $ 224,676
                                                                         =========    =========

Liabilities, Redeemable Preferred Stock, & Common Shareholders' Equity

Current liabilities
   Short-term debt                                                       $   7,655    $   5,802
   Accounts payable                                                         46,041       44,958
   Deferred revenues                                                        15,602       16,577
   Accrued compensation                                                      7,945        8,153
   Other accrued liabilities                                                11,792       10,381
                                                                            ------       ------
      Total current liabilities                                             89,035       85,871
                                                                            ------       ------
Long-term debt                                                              65,258       43,400
                                                                            ------       ------
Convertible subordinated notes                                              15,000       15,000
                                                                            ------       ------
Deferred liabilities                                                         3,391        2,943
                                                                             -----        -----
Redeemable preferred stock                                                       -       10,000
                                                                             -----       ------
Commitments and contingencies (Notes 6,7, and 15)

Common shareholders' equity
   Common stock, $0.01 par value, 30,000,000 shares authorized;
    shares issued: 8,376,341 in 1995 and 7,735,165 in 1994                      84           77
   Additional paid-in capital                                               58,190       48,223
   Retained earnings                                                        32,437       26,870
   Cumulative translation adjustments                                       (1,404)      (1,757)
                                                                            ------       ------
                                                                            89,307       73,413
                                                                            ------       ------
   Less:  Notes receivable from shareholders                                (5,520)      (5,951)
          Treasury stock                                                       (20)           -
                                                                               ---          ---
                                                                            83,767       67,462
                                                                            ------       ------
                                                                         $ 256,451    $ 224,676
                                                                         =========    =========

The accompanying notes are an integral part of these financial statements, which have been restated to reflect the merger with International Power Machines on a pooling-of-interests basis.

Exide Electronics Group, Inc.
Consolidated Statement of Changes in Common Shareholders' Equity

                                                                                                Notes
                                                      Additional               Cumulative    Receivable
                                          Common       Paid-in     Retained    Translation      From      Treasury
(in thousands)                            Stock        Capital     Earnings    Adjustments   Shareholders   Stock       Total
                                         -------      --------     --------     -------      ---------     ------      --------
 Balance at September 30, 1992,
  as restated for merger                     $70      $ 40,578     $ 10,215      $ (515)      $(5,847)      $  -        44,501
                                            ----        ------       ------        ----        ------       ----        ------

  Issuance of common stock                     1           597            -           -             -          -           598
   Conversion of Series C
       preferred stock                         5         4,995            -           -             -          -         5,000
   IPM preferred stock dividends               -             -         (400)          -             -          -          (400)
   Exide Electronics preferred stock
       dividends                               -             -       (1,071)          -             -          -        (1,071)
   Accrued interest income on notes
     receivable from shareholders              -             -            -           -          (262)         -          (262)
   Other, net                                  -            55            -      (1,396)          160          -        (1,181)
   Net income                                  -             -       10,832           -             -          -        10,832
                                            ----          ----       ------        ----          ----       ----        ------
 Balance at September 30, 1993                76        46,225       19,576      (1,911)       (5,949)         -        58,017
                                            ----        ------       ------      ------        ------       ----        ------

   Adjustment to conform fiscal year
       of IPM                                  -             -         (591)          -             -          -          (591)
   Issuance of common stock                    1         1,998            -           -             -          -         1,999
   IPM preferred stock dividends               -             -         (500)          -             -          -          (500)
   Exide Electronics preferred stock
       dividends                               -             -         (790)          -             -          -          (790)
   Accrued interest income on notes
       receivable from shareholders            -             -            -           -          (278)         -          (278)
   Other, net                                  -             -            -         154           276          -           430
   Net income                                  -             -        9,175           -             -          -         9,175
                                            ----          ----        -----        ----          ----       ----         -----
 Balance at September 30, 1994                77         48,223      26,870      (1,757)       (5,951)         -        67,462
                                             ---         ------      ------      ------        ------       ----        ------

   Issuance of common stock                    1             (3)          -           -             -      1,288         1,286
   Conversion of Series D and Series E
       preferred stock                         6          9,994           -           -             -          -        10,000
   Purchases of treasury stock                 -              -           -           -           605     (1,308)         (703)
   IPM preferred stock dividends               -              -      (1,226)          -             -          -        (1,226)
   Exide Electronics preferred stock
       dividends                               -              -        (592)          -             -          -          (592)
   Accrued interest income on notes
       receivable from shareholders            -              -           -           -          (310)         -          (310)
   Other, net                                  -            (24)          -         353           136          -           465
   Net income                                  -              -       7,385           -             -          -         7,385
                                            ----           ----       -----        ----          ----       ----         -----
 Balance at September 30, 1995               $84       $ 58,190    $ 32,437     $(1,404)      $(5,520)     $ (20)     $ 83,767
                                            ====       ========    ========     =======       =======       ====      ========

The accompanying notes are an integral part of these financial statements, which have been restated to reflect the merger with International Power Machines on a pooling-of-interests basis.

Exide Electronics Group, Inc.
Consolidated Statement of Cash Flows

                                                                               Year Ended September 30,
                                                                           ------------------------------
(in thousands)                                                              1995        1994        1993
                                                                            ----        ----        ----
Cash flows from operating activities
   Net income                                                           $   7,385    $  9,175    $ 10,832
   Adjustment to conform fiscal year of IPM                                     -          49           -
   Adjustments to reconcile net income to
    cash provided by (used in) operating activities:
    Depreciation expense                                                    6,683       6,105       5,304
    Amortization expense                                                    2,762       2,325       1,646
    (Increase) decrease in accounts receivable                              2,251      (7,351)    (25,867)
    Increase in inventories                                               (17,131)     (4,943)    (14,795)
    (Increase) decrease in other current assets                              (360)     (2,549)        437
    Increase (decrease) in accounts payable                                   (77)      2,657      14,935
    Increase (decrease) in other current liabilities                         (681)      1,946       5,869
    Cumulative effect of accounting change                                      -           -      (1,000)
    Other, net                                                                276       1,064        (682)
                                                                              ---       -----        ----
         Net cash provided by (used in) operating activities                1,108       8,478      (3,321)
                                                                            -----       -----      ------
Cash flows from investing activities
   Acquisitions of property, plant, and equipment                         (12,497)     (8,735)     (8,255)
   Acquisitions, net of cash acquired                                     (13,151)     (3,580)     (1,983)
   Other, net                                                                 (50)     (1,576)     (1,282)
                                                                              ---      ------      ------
         Net cash used in investing activities                            (25,698)    (13,891)    (11,520)
                                                                          -------     -------     -------
Cash flows from financing activities
   Proceeds from bank credit facilities                                   143,713      91,938      78,527
   Payments of bank credit facilities                                    (116,274)    (83,629)    (63,703)
   Payments of industrial revenue bonds                                    (4,600)     (3,500)       (900)
   (Increase) decrease in funds held in trust for future construction           -       2,600         (64)
   Issuance of common stock                                                 1,342       1,055         598
   Purchases of treasury stock                                               (703)          -           -
   Issuance of redeemable preferred stock                                       -           -       4,900
   Preferred stock dividends of Exide Electronics                            (789)       (839)     (1,006)
   Preferred stock dividends of IPM                                        (1,226)       (500)       (400)
   Payments of notes receivable from shareholders                             136         276         160
   Other, net                                                                (108)       (567)       (879)
                                                                             ----        ----        ----
         Net cash provided by financing activities                         21,491       6,834      17,233
                                                                           ------       -----      ------
Net increase (decrease) in cash and cash equivalents                       (3,099)      1,421       2,392
Cash and cash equivalents, beginning of period                              5,886       4,465       2,073
                                                                            -----       -----       -----
Cash and cash equivalents, end of period                                $   2,787    $  5,886    $  4,465
                                                                        =========    ========    ========

The accompanying notes are an integral part of these financial statements, which have been restated to reflect the merger with International Power Machines on a pooling-of-interests basis.

Notes To Consolidated Financial Statements

NOTE 1:  Significant Accounting Policies

      Basis of Presentation- The consolidated financial statements include the accounts of Exide Electronics Group, Inc. (the "Company") and its wholly-owned subsidiaries. The Company designs, manufactures, markets, and services a broad line of uninterruptible power systems ("UPS") products that protect computers and other sensitive electronic equipment against electrical power distortions and interruptions. The Company's products are used principally for financial, medical, industrial, telecommunications, military, and aerospace applications throughout the world. The Company's investment in a joint venture is accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation. These reclassifications are not material.

      On February 8, 1995, the Company completed the merger of International Power Machines Corporation ("IPM") with and into a newly formed subsidiary of the Company. The merger was structured as a tax-free exchange and was accounted for as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements and related notes include the accounts and results of operations of IPM for all periods presented (see Note 2).

      Revenues- Revenues from product sales are recognized at the time of shipment to customers. Service revenues are recognized as services are performed. Maintenance contract revenues, net of directly associated costs, are deferred and recognized on a straight-line basis over the terms of the contracts. All revenues are shown net of provisions for customer returns and adjustments.

      Advertising Costs- Advertising costs are reported in selling, general, and administrative expenses in the accompanying consolidated statement of operations and include costs of advertising, public relations, trade shows, direct mailings, customer seminars, and other activities designed to enhance demand for the Company's products. Advertising costs were $7,344,000 in 1995, $5,972,000 in 1994, and $4,356,000 in 1993. There are no capitalized advertising costs in the accompanying consolidated balance sheet.

      Per Share Data- Primary net income per common and equivalent share is computed using net income after preferred stock dividends and the weighted average number of shares of common stock and dilutive common stock equivalents. Fully diluted net income per share is similarly computed but includes the effect, when dilutive, of assumed conversion of the Company's convertible subordinated notes, and prior to its conversion, the Company's redeemable preferred stock (see Note 8).

     Inventories- Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for certain domestic inventories and by the first-in, first-out ("FIFO") method for the remaining inventories.

     Property, Plant, and Equipment- Property, plant, and equipment is stated at original cost. Depreciation and amortization is calculated using primarily the straight-line method for financial reporting purposes and primarily accelerated methods for tax purposes. For financial reporting purposes, equipment is depreciated over three to ten years and buildings are depreciated over thirty years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease.

      Software Development Costs- Costs of developing new software products and enhancements to existing software products are capitalized after technological feasibility is established. The costs of capitalized software are amortized over the estimated useful lives of the related products, generally one to five years. The accompanying consolidated balance sheet at September 30, 1995 and 1994 includes unamortized software development costs of $2,072,000 and $2,128,000, respectively. Related amortization expense was $1,035,000 in 1995, $683,000 in 1994, and $277,000 in 1993.

      Goodwill- Goodwill is amortized over periods ranging from ten to forty years.

      Translation of Foreign Currencies- Certain of the Company's non-U.S. subsidiaries use their local currency as their functional currency. Their asset and liability accounts are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, while revenues and expenses are translated using average exchange rates during the period. Translation adjustments are recorded directly to the cumulative translation adjustments component of common shareholders' equity and do not affect the results of operations. Losses on foreign currency transactions were $218,000 in 1995, $257,000 in 1994, and $221,000 in 1993.

      Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Actual results may differ from those estimates.

      Recent Accounting Pronouncements- The Financial Accounting Standards Board recently issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This statement requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will adopt SFAS No. 121 in fiscal 1996 and does not expect its provisions to have a material effect on the Company's consolidated results of operations.

      The Financial Accounting Standards Board also recently issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement introduces a fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the new fair value accounting rules. However, if the Company chooses not to recognize compensation expense in accordance with the provisions of this statement, pro forma disclosures are required in the notes to consolidated financial statements. The Company will adopt the disclosure provisions of SFAS No. 123 by fiscal 1997.

NOTE 2: Merger with IPM

      On February 8, 1995, the Company completed the merger of IPM with and into a newly-formed subsidiary of the Company. IPM develops, manufactures, sells, and services UPS products, and is compatible with Exide Electronics in terms of the products and services provided and its channels of distribution. Under the terms of the agreement, the Company issued approximately 1,510,000 newly registered shares of Exide Electronics' common stock for all of the outstanding shares of IPM's common and preferred stock. The merger was structured as a tax-free exchange and was accounted for as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements and related notes have been restated to include the accounts and results of operations of IPM for all periods presented.

      Historically, IPM prepared its financial statements using a December 31 fiscal year end. As of September 30, 1994, IPM's fiscal year end has been changed to conform to Exide Electronics' September 30 year end. The consolidated statement of operations for the year ended September 30, 1994 combines Exide Electronics' historical consolidated statement of operations for the fiscal year ended September 30, 1994 with IPM's consolidated statement of operations for the year ended September 30, 1994. In accordance with the accounting rules prescribed or permitted for pooling-of-interests, the restated financial statements for the fiscal year ended September 30, 1993 combine the historical consolidated results of operations of Exide Electronics for the year then ended with IPM's historical consolidated results of operations for the calendar year ended December 31, 1993. As a result, IPM's operations for the quarter ended December 31, 1993 are included in the consolidated statements of income, changes in shareholders' equity, and cash flows for both of the fiscal years ended September 30, 1994 and 1993. IPM's revenues were $9,486,000 and net income was $688,000 for the quarter ended December 31, 1993.

      The restated balance sheet as of September 30, 1994 combines Exide Electronics' historical consolidated balance sheet as of September 30, 1994 with IPM's consolidated balance sheet as of that date. The restated balance sheet as of September 30, 1993 combines Exide Electronics' historical consolidated balance sheet as of September 30, 1993 with IPM's consolidated historical balance sheet as of December 31, 1993. An adjustment to conform IPM's fiscal year is shown in the accompanying consolidated statement of changes in shareholders' equity. An adjustment is also shown in the accompanying consolidated statement of cash flows for the year ended September 30, 1994 to account for IPM's change in cash for the quarter ended December 31, 1993. Combined and separate results of Exide Electronics and IPM during the periods preceding the merger were as follows (in thousands):

                                     Exide
                                  Electronics      IPM    Adjustments  Combined
                                  -----------   --------  -----------  ---------
Quarter ended December 31, 1994
    Revenues                        $ 81,264     $10,802     $   -      $ 92,066
    Net income                      $  1,746     $   538     $ (35)     $  2,249

Year ended September 30, 1994
    Revenues                        $326,583     $37,400     $   -      $363,983
    Net income                      $  7,731     $ 1,566     $(122)     $  9,175

Year ended September 30, 1993
    Revenues                        $281,949     $35,993     $   -      $317,942
    Net income                      $  9,251     $ 1,814     $(233)     $ 10,832

      The combined financial results presented above and the accompanying consolidated financial statements include adjustments to conform the accounting methodology of IPM for reserving for excess and obsolete service inventories to the accounting methodology used by Exide Electronics. There were no intercompany transactions during the periods presented.

      In connection with the merger, the Company recorded a nonrecurring charge of $5.5 million ($4.4 million after tax) in the second quarter of fiscal 1995. This charge included approximately $3.0 million for legal, accounting, financial advisory, and other costs. The Company also expensed approximately $2.5 million for the estimated costs of closing a duplicate operating facility and discontinuing certain duplicate product lines manufactured at that facility. As of September 30, 1995, all operations at the duplicate facility have ceased, and the Company has entered into negotiations to sell the remaining fixed assets at the facility. The Company is also in the process of disposing of excess inventories related to the duplicate product lines. Other than amounts sufficient to cover remaining lease payments on the duplicate facilities and disposal of excess inventory, there are no significant accrued costs related to the merger included in the consolidated balance sheet at September 30, 1995.

NOTE 3:  Accounts Receivable

      Accounts receivable consisted of the following (in thousands):



                                              September 30,
                                            -----------------
                                             1995       1994
                                            -------   -------
Accounts Receivable:
   Commercial                              $ 86,936  $ 73,913
   United States government                  21,105    33,947
                                             ------    ------
                                            108,041   107,860
Less: Allowance for doubtful
 accounts, customer returns and
 adjustments                                  2,517     2,148
                                              -----     -----
                                           $105,524  $105,712
                                           ========  ========

     Accounts receivable at September 30, 1995 and 1994 included unbilled receivables of $7,371,000 and $12,808,000, and retainage receivables of $1,452,000 and $755,500, respectively. Unbilled receivables relate primarily to one United States government contract with multiple installation sites and are generally billable in the month following contract performance. Retainage receivables generally relate to larger customer contracts and become payable at specified dates after installation and customer acceptance.

      Commercial accounts receivable are generally not concentrated in any geographic region or industry. Collateral is usually not required except for certain international transactions for which the Company requires letters of credit to secure payment.

NOTE 4:  Inventories

      Inventories, which include materials, labor, and manufacturing overhead, consisted of the following (in thousands):

                                             September 30,
                                           -----------------
                                             1995      1994
                                           -------   -------
Raw materials and supplies                 $27,989   $20,149
Work in process                              6,064     7,288
Finished goods                              24,054    14,805
Service parts                               14,783    13,287
                                           -------   -------
                                           $72,890   $55,529
                                           =======   =======

      Domestic inventories of approximately $52,167,000 and $37,900,000 were valued using the LIFO method at September 30, 1995 and 1994, respectively. The LIFO value exceeded the FIFO value of these inventories by approximately $1,941,000 at September 30, 1995 and $693,000 at September 30, 1994. There was no liquidation of prior years' LIFO layers in 1995, and the effect of such liquidation in 1994 was not significant.

NOTE 5:  Short-Term Debt

     Certain of the Company's subsidiaries maintain various lines of credit. These lines, which had interest rates ranging from 7.25% to 8.50% at September 30, 1995, are primarily due on demand and are generally secured by guaranties of payment by the Company. Approximately $7,130,000 and $4,902,000 were outstanding under these facilities at September 30, 1995 and 1994, respectively. The remaining availability under these facilities at September 30, 1995 was approximately $6,900,000.

      The weighted average interest rate incurred on the Company's short-term debt was 8.5% in 1995 and 8.1% in 1994. The short-term debt balance outstanding at September 30, 1995 approximated fair value for loans with similar terms.

NOTE 6:  Long-Term Debt and Convertible Subordinated Notes

Long-term debt consisted of the following (in thousands):

                                               September 30,
                                            ------------------
                                              1995       1994
                                            -------    -------
Domestic bank credit facility               $65,000    $39,700
Industrial revenue bonds                          -      4,600
Other long-term debt                            783          -
                                            -------    -------
                                             65,783     44,300
Less current portion                            525        900
                                            -------    -------
                                            $65,258    $43,400
                                            =======    =======
Convertible subordinated notes              $15,000    $15,000
                                            =======    =======

     The Company has a $145 million unsecured bank package comprised of a $95 million revolving credit facility ("Facility A") for working capital and general corporate purposes, which may include letters of credit, and a $50 million revolving credit facility ("Facility B") for financing certain acquisitions and refinancing specified existing obligations. Facility A includes a sublimit of $30 million which may be used in support of the Company's international subsidiaries.

      Amounts outstanding at September 30, 1995 under both facilities bear interest at either the agent bank's base rate or, at the Company's option, the LIBOR rate plus .60%. The weighted average interest rate on these facilities was 6.5% for the year ended September 30, 1995. The average daily unutilized commitment incurs a commitment fee of .20% per annum, and letters of credit bear a fee of .60% per annum. These rates and fees may be adjusted based on a senior debt to cash flow ratio, as defined. Balances outstanding on these facilities at September 30, 1995 and 1994 approximated their fair value. Amounts outstanding under Facility A are due and payable on September 30, 1997. Amounts outstanding under Facility B will convert to a term loan on September 30, 1996, with quarterly principal payments thereafter of 5% of the amount outstanding on conversion, with the remaining balance due September 30, 1999.

     The credit agreement contains certain financial covenants, including a senior debt to cash flow ratio, a fixed charge coverage ratio, a leverage ratio, and a minimum net worth requirement. As of September 30, 1995, the Company was in compliance with all financial covenants, as amended. The agreement also imposes certain restrictions on mergers, acquisitions, investments in other companies and liquidations; additional senior indebtedness; disposition of assets; related party transactions; and prohibits payments of dividends on common stock if the Company would be in default before or after such dividend payment.

      In fiscal 1990, Industrial Revenue Bonds (the "IRBs") in the aggregate amount of $9 million were issued to finance a portion of the cost of constructing a manufacturing facility near Wilmington, North Carolina. The average interest rate on the IRBs was 7.24%. On June 1, 1994, the Company executed a partial redemption in the amount of $2.6 million using the excess project funds held in trust. On December 1, 1994, the Company exercised its option to redeem the remaining bonds outstanding at a redemption price of 102%.

      In September 1992, the Company sold $15 million of convertible subordinated notes (the "Notes"). The Notes bore interest at 8.375% per annum, payable semi-annually. The Notes were convertible into common stock of the Company at any time for an initial conversion price of $13.08 per share, subject to adjustment for certain events. On October 23, 1995, the holder of the Notes exercised its option to convert the Notes into 1,146,789 shares of the Company's common stock. The market value of the Notes if they had been converted into the Company's common stock was approximately $21.5 million and $24.9 million at September 30, 1995 and 1994, respectively.

      Future maturities of long-term debt at September 30, 1995, giving effect to the October 1995 conversion of the Notes into the Company's common stock, were (in thousands):

                            1996                  $   525
                            1997                   53,469
                            1998                    2,969
                            1999                    8,769
                            2000                       51
                            Thereafter                  -
                                                  -------
                                                  $65,783
                                                  =======

NOTE 7:  Lease Commitments

      The Company leases buildings, equipment and machinery under various operating leases. Future minimum payments at September 30, 1995 under noncancellable operating leases were (in thousands):


                            1996                  $ 6,410
                            1997                    6,175
                            1998                    5,249
                            1999                    4,815
                            2000                    3,909
                            Thereafter             19,265
                                                  -------
                                                  $45,823
                                                  =======

     Rental expense related to operating leases was $8,109,000 in 1995, $7,780,000 in 1994, and $7,165,000 in 1993.

NOTE 8:  Redeemable Preferred Stock

      Authorized preferred stock consists of 2,000,000 shares of $0.01 par value preferred stock, of which 6,000 shares have been designated as Series D Preferred Stock, 6,000 shares as Series E Preferred Stock, and 200,000 shares as Series F Junior Participating Preferred Stock.

      In August 1991, the Company issued 5,000 shares of Series C Preferred Stock ("the Series C shares") at a purchase price of $1,000 per share. The Series C shares were convertible at the option of the holder into the Company's common stock at a conversion price per share of $9.5062. The holder exercised this option in August 1993 and converted the Series C shares into 525,972 shares of the Company's common stock. In February 1995, authorization for Series C Preferred Stock was removed from the Company's Certificate of Incorporation.

      In July 1992, the Company issued to Japan Storage Battery Co., Ltd. ("JSB") 5,100 shares of the Company's Series D Preferred Stock ("the Series D shares") at a purchase price of $1,000 per share. JSB had the right to convert some or all of the Series D shares into the Company's common stock at a conversion price per share of $13.08, subject to adjustment upon the occurrence of certain events. In December 1992, JSB exercised an option to purchase 4,900 shares of Series E Preferred Stock ("the Series E shares") at a purchase price of $1,000 per share. The Series E shares were convertible at the option of JSB into the Company's common stock at a conversion price per share of $23.86, subject to adjustment upon the occurrence of certain events. On July 1, 1995, JSB exercised these options and converted all of the Series D and Series E shares into 595,273 shares of the Company's common stock.

     The Company owns 50% of a joint venture with JSB for distribution of products in Japan. The carrying value of the Company's investment in the joint venture at September 30, 1995 was $399,000. Total sales to the joint venture by the Company were approximately $9.1 million in 1995, $4.1 million in 1994, and $3.6 million in 1993. Accounts receivable from the joint venture were approximately $2,806,000 and $938,000 at September 30, 1995 and 1994, respectively.

NOTE 9:  Common Shareholders' Equity

      As of September 30, 1995, the Company had notes receivable of $5,520,000 (including accrued interest of $1,917,000) related to the sale of 537,852 shares of common stock to certain employees. The notes generally bear simple interest at prime and are payable ten years from the date of issuance or earlier upon sales of the shares or upon termination of employment. The market value of these notes receivable was approximately $4,956,000 and $5,120,000 at September 30, 1995 and 1994, respectively.

      In November 1992, the Board of Directors adopted a shareholders' rights plan to deter coercive takeover tactics and to prevent a potential acquirer from gaining control of the Company without offering a fair price to all of the Company's shareholders. The Board declared a dividend distribution of one right for each share of common stock outstanding on or issued after December 7, 1992 (the "Right" or "Rights"). Each Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series F Junior Participating Preferred Stock at a purchase price of $80 per one one-hundredth share, subject to certain adjustments. The Rights will become exercisable only upon the occurrence of a person or group acquiring beneficial ownership of 15% or more of the Company's then outstanding common stock, and will expire in December 2002 unless previously redeemed or exchanged by the Company.

      In the event that a person becomes the beneficial owner of 15% or more of the Company's then outstanding shares of common stock, except pursuant to an offer for all outstanding shares of common stock which the outside directors determine to be fair to and otherwise in the best interests of the Company and its shareholders, each holder of a Right, other than the person triggering the Rights, will have the right to receive common stock (or in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the Right. Similarly, if the Company is acquired in a merger or other similar business combination without the consent of the Company's Board of Directors, each holder of a Right, except the person triggering the Rights, will have the right to receive common stock of the acquiring Company having a value equal to two times the exercise price of the Right.

     In November 1994, the Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common stock. Purchases may be made from time to time as management considers appropriate. In October 1995, the Company repurchased approximately 131,000 shares of its common stock.

NOTE 10:  Stock and Benefit Plans

      1995 Employee Stock Option and Restricted Stock Plan- This plan provides for the grant to selected employees of up to 750,000 shares of the Company's common stock. The purchase price for stock options under this plan shall be no less than fair market value of the common stock at the date of grant.

      1995 Directors Plan- This plan provides for the grant of up to 150,000 shares of the Company's common stock. Each of the Company's non-employee directors receives an option to purchase 3,000 shares of common stock on the date of commencement of service as a director and annually thereafter for as long as the director remains on the board. The purchase price for stock options under this plan shall be no less than fair market value of the common stock at the date of grant.

      1989 Stock Option Plan- This plan provides for the grant to selected employees of options for up to 550,000 shares of the Company's common stock. The purchase price for stock options under this plan shall be no less than fair market value of the common stock at the date of grant.

      Non-Employee Directors Stock Option Plan- This plan provided for the grant of 87,500 shares of the Company's common stock. All options available under this plan have been granted. The purchase price for stock options granted under this plan was no less than the fair market value of the common stock at the date of grant.

The following table summarizes the activity under these plans:

                                            Shares                   Exercise
                                           Available     Options      Price
                                           for Grant   Outstanding    Range
                                           ---------   ----------   ----------
Balances at September 30, 1992             201,270      434,980     2.99-18.00
    Granted                                (48,000)      48,000    15.00-20.13
    Exercised                                    -      (23,375)    6.50-15.00
    Forfeited                               17,250      (17,250)    6.50-15.00
                                            ------      -------    -----------
Balances at September 30, 1993             170,520      442,355   $2.99-$20.13
                                           -------      -------    -----------
    Granted                                (64,000)      64,000    16.13-23.50
    Exercised                                    -      (49,059)    2.99-17.38
    Forfeited                               26,285      (26,285)    6.50-15.00
                                            ------      -------   ------------
Balances at September 30, 1994             132,805      431,011   $6.50-$23.50
                                           -------      -------   ------------
    1995 Director and Employee Plans       900,000            -              -
    Granted                               (291,987)     291,987    16.38-16.75
    Exercised                                    -      (42,590)    6.50-17.38
    Forfeited                               29,250      (29,250)   15.00-23.50
                                            ------      -------   ------------
Balances at September 30, 1995             770,068      651,158   $6.50-$23.50
                                           =======      =======   ============

      As of September 30, 1995, outstanding options to purchase 342,404 common shares were exercisable. The majority of these options expire ten years after the grant date if not exercised.

     Employee Stock Purchase Plan- This plan provides for the grant to employees of rights to purchase shares of the Company's common stock. Shares are purchased at the end of an offering period, with a purchase price for the shares equal to the lower of 85% of the fair market value of the common stock at the beginning or the end of the offering period. A maximum of 600,000 shares have been authorized under this plan, and through September 30, 1995, 234,242 shares have been issued under this plan. Under the current offering, which expires December 31, 1995, the offering price at the beginning of the offering period was $13.84.

     Benefit Plans- The Company and its subsidiaries have defined contribution plans that cover substantially all employees. The plans allow for the matching of voluntary employee contributions, and the Company may elect to make additional contributions at the discretion of the Board of Directors. Total expenses related to these plans were $1,917,000 in 1995, $2,303,000 in 1994, and $2,097,000 in 1993.

NOTE 11:  Geographic Operations


(in thousands)                          1995           1994           1993
                                        ----           ----           ----
 Revenues
   United States -
    Unaffiliated customers
     United States                     $ 268,289    $ 273,087    $ 248,452
     Latin America                        36,590       31,392       19,962
     Far East                             23,353       13,138       11,958
     Other                                   452        8,669        6,986
    Intercompany                          37,338       22,030       18,171

   Outside the United States -
    Unaffiliated customers
     Europe                               34,975       19,193       13,538
     Canada                               18,523       14,779       13,768
     Other                                 8,796        3,725        3,278
    Intercompany                           6,541        3,360        2,341

   Intercompany eliminations             (43,879)     (25,390)     (20,512)
                                         -------      -------      -------
      Total revenues                   $ 390,978    $ 363,983    $ 317,942
                                       =========    =========    =========
 Income (loss) before income taxes
  and the cumulative effect of
   accounting change
   United States                       $   9,035    $  13,333    $  17,560
   Europe                                  2,097         (218)      (2,630)
   Canada                                    419          120        1,068
   Other                                     526          224           48
                                             ---          ---          ---
      Total income before income
       taxes and the cumulative
        effect of accounting change    $  12,077    $  13,459    $  16,046
                                       =========    =========    =========
 Identifiable Assets
   United States                       $ 213,541    $ 190,515    $ 179,482
   Europe                                 24,935       18,842       11,011
   Canada                                 15,179       14,019       11,767
   Other                                   2,796        1,300          973
                                           -----        -----          ---
      Total assets                     $ 256,451    $ 224,676    $ 203,233
                                       =========    =========    =========

      Revenues include sales to unaffiliated customers and the Company's joint venture (see Note 8). Intercompany sales are made at transfer prices intended to provide a profit for the purchasing entities after coverage of their selling, general and administrative expenses. Identifiable assets are those assets identified with operations in each geographic area.

NOTE 12:  Income Taxes

      As of the beginning of fiscal 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes," which superseded Statement No. 96, the method of accounting for income taxes previously used by the Company. Statement No. 109 requires recognition of future tax benefits, to the extent that realization of such benefits is more likely than not, attributable to deductible temporary differences between the financial statement and income tax basis of assets and liabilities and to tax net operating loss carryforwards ("NOLs"). The Company elected to adopt Statement No. 109 using the prospective adoption method. Under this method, the Company recognized an increase in net income of $1.0 million in fiscal year 1993 for the cumulative effect of the change in accounting principle. The increase resulted from recording the net benefit of approximately $850,000 in net deferred tax assets for temporary differences and state income tax NOLs which could not previously be recognized under Statement No. 96, and approximately $150,000 for the net benefit of NOLs for certain of the Company's foreign subsidiaries.

      Components of the tax provision are shown below (in thousands):

                                             1995      1994      1993
                                             ----      ----      ----
Provision for (benefit from) income taxes:
   Federal
     Current                               $ 4,691   $ 4,784   $ 6,770
     Deferred                                 (731)   (1,020)   (1,736)
                                              ----    ------    ------
        Total federal                        3,960     3,764     5,034
                                             -----     -----     -----
   State
     Current                                   653       619     1,328
     Deferred                                    -      (275)     (363)
                                              ----      ----      ----
        Total state                            653       344       965
                                               ---       ---       ---
   Foreign
     Current                                   269       228       420
     Deferred                                 (190)      (52)     (205)
                                              ----       ---      ----
        Total foreign                           79       176       215
                                               ---       ---       ---
        Total                              $ 4,692   $ 4,284   $ 6,214
                                           =======   =======   =======

      Deferred income tax provision (benefit) has been provided for temporary differences resulting from the recognition of taxable income for tax and financial statement purposes. The provision (benefit) of the significant differences consisted of the following (in thousands):

                                                   1995        1994        1993
                                                   ----        ----        ----
Deferred income, net                            $  (352)      $(775)      $(427)
Provisions for uncollectible accounts              (204)        365        (406)
Inventory provisions                             (1,310)       (208)       (616)
Foreign currency gains and losses                  (104)          5        (231)
Depreciation                                        515         127         (46)

      The effective income tax provision differs from the amount computed by applying the federal statutory rate of 35% to income before income taxes due to the following (in thousands):

                                                1995         1994          1993
                                                ----         ----          ----
Income tax expense computed at the
   federal statutory rate                     $ 4,227      $ 4,710      $ 5,616
State taxes, net of federal tax benefit           424          253          648
Effect of permanent differences                 1,413          442          132
Operating losses by foreign subsidiaries
   with no tax benefit                             26          100          692
Benefit of Foreign Sales Corporation             (315)        (206)        (189)
Change in valuation allowance                    (995)        (534)        (603)
Other                                             (88)        (481)         (82)
                                                  ---         ----          ---
     Provision for income taxes               $ 4,692      $ 4,284      $ 6,214
                                              -------      -------      -------

      The components of the Company's net deferred tax assets (liabilities) were as follows (in thousands):


                                                               September 30,
                                                            1995          1994
                                                            ----          ----
Current:
   Service revenue deferred for
     financial reporting purposes                        $ 4,842        $ 4,189
   Non-deductible accruals                                 6,491          4,569
   Accelerated expenses recognized
     for tax purposes                                     (1,548)        (1,366)
   Valuation allowance                                      (867)          (702)
   Other                                                     754            842
                                                             ---            ---
                                                           9,672          7,532
                                                           -----          -----

Noncurrent:
   NOLs of foreign subsidiaries                            1,234          2,215
   Accelerated depreciation for tax purposes              (1,979)        (1,464)
   Accelerated expenses for tax purposes                    (955)          (932)
   Valuation allowance                                      (370)        (1,731)
   Other                                                     212            223
                                                             ---            ---
                                                          (1,858)        (1,689)
                                                          ------         ------
   Net deferred tax assets                               $ 7,814        $ 5,843
                                                         =======        =======

      The Company's foreign subsidiaries have tax NOLs of approximately $3.4 million, of which $1.3 million expires in fiscal 1998, and $2.1 million has no expiration date. If the NOLs are fully utilized at current statutory tax rates of the respective countries, the total asset is estimated to be approximately $1.2 million. Although the Company anticipates future operating income in these subsidiaries, because of prior operating losses in these subsidiaries, as well as general economic conditions, competition, and other factors beyond the Company's control, there can be no guarantee that these NOLs will be utilized. A valuation reserve has been established which reduces the deferred tax asset of the NOLs to an amount which the Company believes is more likely than not to be realized.

      The Company has not provided for potential U.S. taxes on undistributed earnings of its foreign subsidiaries of approximately $7.6 million at September 30, 1995, as it does not currently intend to repatriate such earnings. Calculation of the potential unrecognized deferred tax liability related to these earnings is not practicable; however, credits for foreign income taxes already paid may partially offset potential U.S. income taxes.

NOTE 13:  Supplemental Cash Flow Information

      Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates market.

      Cash flow disclosures, including non-cash investing and financing activities for the three years ended September 30, 1995, are as follows (in thousands):

                                                     1995       1994       1993
                                                     ----       ----       ----
Income taxes paid                                  $ 4,665     $9,616     $5,048
Interest paid                                        4,775      4,990      4,718
Liabilities assumed in exchange for
   certain assets in acquisitions of
   subsidiaries (see Note 14)                          450      2,505        758
Conversion of preferred stock to common
   stock (see Note 8)                               10,000          -      5,000
Issuance of common stock in the acquisition
   of a subsidiary (see Note 14)                         -        944          -
Note receivable repaid with proceeds from
   treasury stock purchases                            605          -          -

Note 14: Acquisitions

     During the fourth quarter of fiscal 1995, the Company acquired Lectro Products, Inc. ("Lectro"), a broadband industry leader specializing in power protection and other transmission enhancement devices for the converging cable television and telecommunications networks, for approximately $12.4 million plus the assumption of certain liabilities. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company recorded goodwill of approximately $10.2 million, which is being amortized over 20 years. The Company is evaluating the final purchase price allocation, which may impact currently recorded goodwill. Lectro's results of operations are included in the Company's results of operations beginning in July 1995. If Lectro had been consolidated at the beginning of the fiscal year, the effect on the Company's operations or financial condition would not have been significant.

      During the fourth quarter of fiscal 1994, the Company acquired two companies in Canada and one in the United Kingdom. These companies are involved in the sales and service of UPS products. The acquisitions were accounted for using the purchase method of accounting. Goodwill totaling approximately $4.0 million was recorded and is being amortized over periods ranging from ten to twenty years. The results of operations of these companies were included in the Company's consolidated financial statements at various dates beginning in the fourth quarter of fiscal 1994. If these companies had been consolidated at the beginning of fiscal 1994, the effect on the Company's operations or financial condition would not have been significant.

      During the fiscal year ended September 30, 1993, the Company completed the acquisition of DataTrax Systems Corporation ("DataTrax"). DataTrax is a developer of power, environmental, and security monitoring systems for computer rooms and other mission-critical applications, and is based in Colorado. The acquisition was accounted for using the purchase method of accounting. Goodwill of approximately $1.0 million was recorded and is being amortized over 15 years. The results of operations of DataTrax were included in the Company's consolidated financial statements beginning in September 1993. If DataTrax had been consolidated at the beginning of fiscal 1993, the effect on the Company's operations or financial condition would not have been significant.

      In September 1995, the Company wrote off approximately $1.5 million ($813,000 after tax) of costs related to a proposed acquisition that was not consummated. Such costs were incurred during fiscal 1995, and consisted primarily of legal, accounting, and other financial advisory services.

Note 15: Contingencies

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

      In July 1994, the Company announced that this litigation had been settled. Following agreement among the parties to settle, the court vacated the jury award of $3.75 million previously entered and determined that the vacated judgment cannot be used against the Company in the future. To avoid further litigation including post-trial motions and appeals, the Company settled the case by making payments to the plaintiff and his attorneys. The parties thereafter stipulated that the entire action was dismissed with prejudice. Since the total value of the settlement payments was less than the one-time charge for the jury verdict recorded by the Company in the second quarter of fiscal 1994, no further charges were necessary in this matter. By agreement with the plaintiff, the terms of the confidential settlement were not disclosed.

      In May 1990, the Company was served with a complaint in the Delaware Court of Chancery and in May 1991, a related case was filed in Federal Court in New York. These complaints alleged, among other things, that the Company's description of the case involving the manufacturer's representative in its prospectus dated December 21, 1989 was false and misleading. In April 1995, the Company announced that it had settled both the Delaware and New York suits. The Delaware action had been dismissed once for failure to state a claim, but was reinstated following an appeal and was in the discovery process prior to the settlement. The Company recorded a charge of $700,000 ($424,000 after tax) for the settlement of the two related lawsuits in the quarter ended March 31, 1995. Court approval of the settlement agreement, after notice to affected shareholders, was granted in August 1995. While the Company believed that neither suit had merit, it decided to settle as the suits were taking valuable corporate time and attention and would have involved significant legal costs to pursue further.

      The Company is involved in various litigation proceedings incidental to its business. The defense of most of these matters is handled by the Company's insurance carriers. The Company believes that the outcome of such other pending litigation in the aggregate will not have a material adverse effect on its financial statements.

      Government Contract Matters Sales to the United States Federal government accounted for approximately 27%, 33%, and 35% of total revenues for the years ended September 30, 1995, 1994, and 1993, respectively. The Company's Federal government business is currently performed under firm fixed-price type contracts and time-and-materials type contracts, and at times a combination of both contract types. The Company's compliance with government contract regulations is audited or reviewed from time to time by government auditors, who have the right to audit the Company's records and the records of its subcontractors during and after completion of contract performance. Under Federal government regulations, certain costs are not allowable as costs for which the government will reimburse the Company. Government auditors may recommend that certain charges be treated as unallowable and reimbursement be made to the government. The Company provides for estimated unallowable charges and voluntary refunds in its financial statements, and believes that its provisions are adequate as of September 30, 1995.

      During fiscal 1993, the Company engaged in discussions with the Federal government regarding contract interpretation matters relating to certain time-and-materials charges by the Company under its principal government contract. In August 1993, the Company reached an agreement with the Federal government under which these matters were resolved to the satisfaction of the Company. Under this agreement, there were no adjustments relating to the Company's past time-and-materials charges, and accordingly there was no effect on the Company's financial statements for prior periods relating to this matter. The agreement provided for adjustments to certain hourly labor rates and limited the recovery of certain general and administrative costs prospectively from August 1993.

     In June 1995, the Company was awarded a follow-on ALC contract. This is a three-year requirements contract, which permits extension of the ordering period for up to two additional one-year periods at the option of the Government. Actual revenues under this contract will depend on the specific purchases, if any, by the Air Force and other governmental agencies which can use the contract during the contract period. Following the award of the contract, certain competitors filed protests with the General Accounting Office ("GAO"). In December 1995, the GAO notified the Company that all of the protests had been dismissed, except the protest of the Air Force's evaluation of certain discounts offered by the Company in the contract. In sustaining this protest on the basis that it did, the GAO did not recommend termination of the contract or any other remedy adverse to the interests of the Company at this time. As a result, the Company retains the contract for the present and the Government can place orders under the contract. The GAO has, however, recommended that the Air Force amend a portion of the request for proposal that led to the contract award. The GAO further recommended that the Air Force allow the protesting companies and the Company to submit new proposals regarding such portion, and that the Air Force re-evaluate the award to the Company based upon these new proposals. The Company has not been advised by the Air Force whether it will contest or accept the GAO's recommendations. Similarly, the Air Force has not advised the Company of its plans regarding the issuance of additional orders under the contract, or an amended request for proposal. No assurances can be given that the Company ultimately will retain the contract.

Note 16: Subsequent Events

     In November 1995, the Company executed a definitive agreement to acquire Deltec Power Systems, Inc. and its subsidiaries ("Deltec") from Fiskars OY AB ("Fiskars") and an affiliated company, for a purchase price of approximately $195 million, subject to certain post-closing adjustments. Under the purchase agreement, which will be accounted for as a purchase, Fiskars will receive approximately $157.5 million in cash and 1,875,000 shares of the Company's common stock valued at $37.5 million at a fixed price of $20 per share, in exchange for all of the issued and outstanding common stock of Deltec. Deltec had unaudited revenues of $86.9 million and net income of $1.8 million for the nine months ended September 30, 1995, and unaudited revenues of $97.2 million and net income of $2.2 million for the year ended December 31, 1994. Deltec has two principal operating subsidiaries: Deltec Electronic Corp., which is headquartered in San Diego, California; and FPS Power Systems, which is based near Helsinki, Finland. Deltec is one of the world's largest manufacturers and marketers of off-line and line-interactive small UPS systems. Off-line and line-interactive systems are smaller and less expensive than larger on-line systems, and are suitable for applications where system downtime may be less costly, such as personal or small business uses. The combination will strengthen the product line offerings of the Company and enhance its global service capabilities. It is expected that the acquisition will close during the first calendar quarter of 1996, and is subject to completion of due diligence reviews by the Company, and attainment of all required governmental and other regulatory approvals.

     In December 1995, the Company received a commitment from several banks to establish a five-year senior bank package (the "Facilities") of up to $225 million comprised of a $75 million term loan (the "Term Loan") and a $150 million revolving credit facility (the "Revolver"). The Term Loan would be used for the Deltec acquisition and to refinance a portion of the Company's existing debt, while the Revolver would be used for working capital, letters of credit, and general corporate purposes. Amounts outstanding under the Facilities would be secured by substantially all the inventory and accounts receivable of the Company and would initially bear interest at LIBOR plus 200 basis points, or the bank's base rate plus 100 basis points, as defined. This commitment is subject to consummation of the Deltec acquisition by February 28, 1996, and issuance of at least $75 million of subordinated debt, or equivalent bridge financing.

NOTE 17:  Summarized Quarterly Financial Data

(unaudited, in thousands except per share data)

                       First       Second        Third      Fourth
                       Quarter     Quarter      Quarter     Quarter       Total
                      --------     -------      -------     --------     --------
1995
Total revenues        $92,066     $ 91,268      $98,846     $108,798     $390,978
Gross profit           23,684       23,903       27,418       28,860      103,865
Net income (loss)       2,249       (2,574)       4,093        3,617        7,385
Per share amounts
   Primary            $  0.26     $  (0.36)     $  0.49     $   0.42     $   0.84
                      =======     ========      =======     ========     ========
   Fully diluted      $  0.25     $  (0.36)     $  0.44     $   0.39     $   0.84
                      =======     ========      =======     ========     ========
 1994
Total revenues        $79,675     $ 88,013      $91,764     $104,531     $363,983
Gross profit           22,241       25,359       24,804       26,291       98,695
Net income              1,887          522        3,176        3,590        9,175
Per share amounts
   Primary            $  0.22     $   0.04      $  0.38     $   0.43     $   1.07
                      =======     ========      =======     ========     ========
   Fully diluted      $  0.21     $   0.04      $  0.35     $   0.40     $   1.03
                      =======     ========      =======     ========     ========

     The Company completed its merger with IPM during the second quarter of 1995. This merger has been accounted for as a pooling-of-interests, as discussed in Note 2. Accordingly, the results for all quarterly periods presented include the results of IPM. Per share amounts have been recalculated after adding the shares of Exide Electronics common stock issued to effect the merger to weighted average share amounts.

     In connection with the merger, the Company recorded a nonrecurring charge of $5.5 million ($4.4 million after tax) in the second quarter of fiscal 1995. This charge included approximately $3.0 million for legal, accounting, financial advisory, and other costs related to the merger. The Company also expensed approximately $2.5 million for the estimated costs of closing a duplicate operating facility and discontinuing certain duplicate product lines manufactured at that facility.

      The Company incurred additional nonrecurring charges in the second quarter of fiscal 1995 for litigation, and in the fourth quarter of fiscal 1995 for expenses related to a potential acquisition. The amount of these charges was $700,000, or $424,000 after tax (see Note 15), and $1,500,000, or $813,000 after tax (see Note 14), respectively.

      The Company recorded a one-time litigation charge in the second quarter of fiscal 1994 of $4,997,000 ($2,936,000 after tax), which is described in Note 15.

      The sum of quarterly per share amounts does not necessarily equal the annual net income per share due to the rounding effect of the weighted average common shares outstanding for the individual periods, and for the fully diluted calculation, to the inclusion of the dilutive effect of convertible securities.

      The effective tax rate for the fourth quarter of fiscal 1995 was lower than the rate for the previous quarters in fiscal 1995. The lower rate reflected the use in the fourth quarter of foreign NOL's due to a different mix of foreign versus domestic taxable earnings for the full year than was anticipated in prior quarters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required hereunder relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on February 27, 1996, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended September 30, 1995.

Item 11. Executive Compensation

     The information required hereunder relating to compensation of directors and executive officers and other transactions involving management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on February 27, 1996, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended September 30, 1995.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required hereunder relating to security ownership of certain beneficial owners and management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on February 27, 1996, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended September 30, 1995.

Item 13. Certain Relationships and Related Transactions

     The information required hereunder relating to certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on February 27, 1996, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended September 30, 1995.


                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   Documents filed as a part of this report:

1.    Financial Statements
      Report of Independent Public Accountants
      Consolidated Statement of Operations for the three years ended
         September 30, 1995
      Consolidated Balance Sheet as of September 30, 1995 and 1994 Consolidated Statement of Changes in Common Shareholders' Equity for
         the three years ended September 30, 1995
      Consolidated Statement of Cash Flows for the three years ended
         September 30, 1995
      Notes to Consolidated Financial Statements

2.      Financial Statement Schedules

The following consolidated financial statement schedule is included in Item
14(d):
        II --  Valuation and Qualifying Accounts

     Schedules other than those listed above have been omitted since they are either not required or the information required is included in the consolidated financial statements or the notes thereto.

3.    Exhibits

Exhibit
Number           Exhibit

     2(a) Agreement and Plan of Reorganization ("the Reorganization Agreement") among Exide Electronics, Exide Electronics Acquisition, Inc., and International Power Machines Corporation dated August 25, 1994, including the First Amendment to the Reorganization Agreement dated December 14, 1994 and the Second Amendment to the Reorganization Agreement dated January 4, 1995 (filed as Exhibit 2.1 to Exide Electronics' Registration Statement on Form S-4, File No. 33-88324, and incorporated by reference herein).

     2(b) Form of Certificate of Merger to be executed upon approval of the Merger by the stockholders of Exide Electronics and IPM (filed as Exhibit 2.2 to Exide Electronics' Registration Statement on Form S-4, File No. 33-88324, and incorporated by reference herein).

     2(c) Form of Affiliate Agreement to be executed in connection with the Reorganization Agreement (filed as Exhibit 2.3 to Exide Electronics' Registration Statement on Form S-4, File No. 33-88324, and incorporated by reference herein).

     2(d) Stock Purchase Agreement among Exide Electronics, Fiskars OY AB, and
          Fiskars Holdings, Inc., related to the purchase of Deltec Power Systems, Inc. (filed as Exhibit 10 to the Company's Current Report on Form 8-K, File No. 0-18106, for the event dated November 17, 1995, and incorporated by reference herein).

     3(a) Certificate of Incorporation of the Registrant, as amended (filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1995, and incorporated by reference herein).

     3(b) Article 11 of Exide Electronics' Certificate of Incorporation (filed as Exhibit 99b to Exide Electronics' Registration Statement on Form S-3, File No. 33-64818, and incorporated by reference herein).

     3(c) Certificate of Designation of Series D Preferred Stock (filed as
          Exhibit 4b to the Company's Current Report on Form 8-K, File No. 0-18106, for the event on July 10, 1992, and incorporated by reference herein).

     3(d) Certificate of Designation of Series E Preferred Stock (filed as
          Exhibit 3c to the Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1992, and incorporated by reference herein).

     3(e) The Registrant's By-laws, as amended (filed as Exhibit 3b to the
          Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1990, and incorporated by reference herein).

     3(f) Article 10 of Exide Electronics' Bylaws (filed as Exhibit 99c to Exide
          Electronics' Registration Statement on Form S-3, File No. 33-64818, and incorporated by reference herein).

     4(a) Rights Agreement dated as of November 25, 1992 by and between Exide
          Electronics Group, Inc. and First Union National Bank of North Carolina (filed as Exhibit 1 to the Company's Current Report on Form 8-K, File No. 0-18106, for the event on November 25, 1992, and incorporated by reference herein).

     4(b) Stockholder Agreement between Exide Electronics and Duquesne
          Enterprises, Inc., dated August 25, 1994, including amendments by a letter agreement dated December 14, 1994 and a letter agreement dated January 4, 1995 (filed as Exhibit 2.4 to Exide Electronics' Registration Statement on Form S-4, File No. 33-88324, and incorporated by reference herein).

     4(c) Stockholder Agreement between Exide Electronics and Shenkman Capital
          Management, Inc., dated August 25, 1994, including an Amendment Agreement dated December 14, 1994 and an Amendment Agreement dated January 4, 1995 (filed as Exhibit 2.5 to Exide Electronics' Registration Statement on Form S-4, File No. 33-88324, and incorporated by reference herein).

     4(d) Registration Rights Agreement between Exide Electronics Group, Inc.
          and Gilbert Stuart Goodchild, dated September 29, 1994 (filed as
          Exhibit 4.1 to Exide Electronics' Registration Statement on Form S-3, File No. 33-63969, and incorporated by reference herein).

     4(e) Registration Rights Agreement between Exide Electronics Group, Inc.
          and Carol Elizabeth Amans, dated September 29, 1994 (filed as Exhibit
          4.2 to Exide Electronics' Registration Statement on Form S-3, File No. 33-63969, and incorporated by reference herein).

     4(f) Registration Rights Agreement between Exide Electronics Group, Inc.
          and Tony Peter Stuart Goodchild, dated September 29, 1994 (filed as
          Exhibit 4.3 to Exide Electronics' Registration Statement on Form S-3, File No. 33-63969, and incorporated by reference herein).

     4(g) Registration Rights Agreement by and among Exide Electronics, Duquesne and Shenkman Investment Partners L. P., dated as of January 5, 1995 (filed as Exhibit 4.7 to Exide Electronics' Registration Statement on Form S-3, File No. 33-88466, and incorporated by reference herein).

     4(h) Note Agreement by and among Massachusetts Mutual Life Insurance
          Company, MassMutual Corporate Investors, MassMutual Participation Investors, and Exide Electronics Group, Inc., dated September 2, 1992, relating to the 8.375% Guaranteed Convertible Subordinated Notes due June 30, 2000 (filed as Exhibit 4m to the Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1992, and incorporated by reference herein).

     10(a)Lease Agreement, dated August 15, 1994 between E.L.E. Properties and
          Exide Electronics Corporation relating to Registrant's manufacturing facility in Raleigh, North Carolina (filed as Exhibit 10a to the Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1994, and incorporated by reference herein).

     10(b)Lease Agreement, dated June 20, 1985, between Corporate Property
          Associates 5 and Exide Electronics Corporation and First Amendment thereto, relating to Registrant's engineering facility in Raleigh, North Carolina (filed as Exhibit 10c to Registration Statement No. 33-31872 on Form S-1 and incorporated by reference herein).

     10(c)Lease Agreement, dated May 12, 1994, between Forum Office Partners
          Three and Exide Electronics Group, Inc., relating to Registrant's corporate headquarters (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q, File No. 0-18106, for the quarter ended March 31, 1994, and incorporated by reference herein).

     10(d)Contract, dated May 6, 1988, between the Directorate of Contracting and Manufacturing, Sacramento Air Logistics Center and Exide Electronics Corporation, and Amendment/Modification Nos. P00001 through P00008 (filed as Exhibit 10c to Registration Statement No. 33-31872 on Form S-1 and incorporated by reference herein).

     10(e)Amendment/Modification Nos. P00009 through P00012, between the
          Directorate of Contracting and Manufacturing, Sacramento Air Logistics Center and Exide Electronics Corporation (filed as Exhibits 10g-j to the Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1990, and incorporated by reference herein).

     10(f)Amendment/Modification Nos. P000013 through P000023 between the
          Directorate of Contracting and Manufacturing, Sacramento Air Logistics Center and Exide Electronics Corporation (filed as Exhibit 10h to the Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1992, and incorporated by reference herein).

     10(g)Amendment/Modification Nos. P000024 through P000028 between the
          Directorate of Contracting and Manufacturing, Sacramento Air Logistics Center and Exide Electronics Corporation (filed as Exhibit 10g to the Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1993, and incorporated by reference herein).

     10(h)Amendment/Modification No. P000029 between the Directorate of
          Contracting and Manufacturing, Sacramento Air Logistics Center and Exide Electronics Corporation.

     10(i)Contract dated June 20, 1991 between the United States Navy and Exide
          Electronics Corporation, and Modifications Nos. P00001 through P00003 (filed as Exhibit 10i to the Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1992, and incorporated by reference herein).

     10(j)Modifications Nos. P00004 through P00005 to the contract dated June
          20, 1991 between the United States Navy and Exide Electronics Corporation (filed as Exhibit 10a to the Company's Quarterly Report on Form 10-Q, File No. 0-18106, for the quarter ended June 30, 1994, and incorporated by reference herein).

     10(k)Modification No. P00006 to the contract dated June 20, 1991 between the United States Navy and Exide Electronics Corporation (filed as
          Exhibit 10k to the Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1994, and incorporated by reference herein).

     10(l)Contract dated April 13, 1992 between the United States Navy and Exide
          Electronics Corporation, and Amendments Nos. 0001 through 0006 and Modification No. P00001 (filed as Exhibit 10j to the Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1992, and incorporated by reference herein).

     10(m)Modifications Nos. P00002, P00003, P00006, and P00007 to the contract dated April 13, 1992 between the United States Navy and Exide Electronics Corporation (filed as Exhibit 10m to the Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1994, and incorporated by reference herein).

     10(n)Modifications Nos. P00004 through P00005 to the contract dated April
          13, 1992 between the United States Navy and Exide Electronics Corporation (filed as Exhibit 10b to the Company's Quarterly Report on Form 10-Q, File No. 0-18106, for the quarter ended June 30, 1994, and incorporated by reference herein).

     10(o)Loan Agreement among Exide Electronics Corporation, Exide Electronics
          International Corp., Exide Electronics Acquisition, Inc., First Union National Bank of North Carolina and BA Securities, Inc. as co-agents, and certain other lenders, dated September 30, 1994 (filed as Exhibit 10o to the Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1994, and incorporated by reference herein).

     10(p)Agreement, dated as of July 1, 1982, between Exide Corporation and
          Exide Electronics Corporation relating to the use of the name Exide (filed as Exhibit 10f to Registration Statement No. 33-31872 on Form S-1 and incorporated by reference herein).

     10(q)Exide Electronics Group, Inc. 1989 Stock Option Plan (filed as Exhibit
          10g to Registration Statement No. 33-31872 on Form S-1 and incorporated by reference herein).

     10(r)Employment Agreement, dated February 3, 1995, with Warren J. Johnson
          (filed as Exhibit 10 to to the Company's Quarterly Report on Form 10-Q, File No. 0-18106, for the quarter ended December 31, 1994, and incorporated by reference herein).

     10(s)Employment Agreement, dated September 30, 1989, with James A. Risher
          (filed as Exhibit 10o to the Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1990, and incorporated by reference herein).

     10(t)Employment Agreement, dated March 15, 1990, with William J. Raddi
          (filed as Exhibit 10p to the Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1990, and incorporated by reference herein).

     10(u)Severance Compensation Plan After Change of Control (filed as Exhibit
          10o to Amendment No. 1 of Registration Statement No. 33-31872 on Form S-1 and incorporated by reference herein).

     10(v) Revised form of Stock Purchase Agreement for fiscal 1989 Common Stock sales to the Registrant's employees (filed as Exhibit 10l to Amendment No. 3 of Registration Statement No. 33-31872 on Form S-1 and incorporated by reference herein).

     10(w) 1989 Stock Option Plan, as amended on August 11, 1992 (filed as
          Exhibit 10t to the Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1992, and incorporated by reference herein).

     10(x) Non-employee Directors' Stock Option Plan, as amended on August 11,
          1992 (filed as Exhibit 10u to the Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1992, and incorporated by reference herein).

     10(y) Contract, dated June 5, 1995, between the United States Air Force
          Sacramento Air Logistics Command and Exide Electronics Corporation (filed as Exhibit P to the Company's Quarterly Report on Form 10-Q, File No. 0-18106, for the quarter ended June 30, 1995, and incorporated by reference herein).

     10(z) Exide Electronics Group, Inc. 1995 Directors Stock Option Plan (filed as Appendix B to the Company's Proxy Statement dated January 30, 1995, issued in connection with the Company's Annual Meeting of Stockholders held on February 28, 1995, and incorporated by reference herein).

   10(aa) Exide Electronics Group, Inc. 1995 Employee Stock Option and
          Restricted Stock Plan (filed as Appendix A to the Company's Proxy Statement dated January 30, 1995, issued in connection with the Company's Annual Meeting of Stockholders held on February 28, 1995, and incorporated by reference herein).

    10(bb) Exide Electronics Corporation 401 (k) Retirement Benefit Plan
          Summary Plan Description (filed as Exhibit 4c to Registration Statement No. 33-64121 on Form S-8 and incorporated by reference herein).

    10(cc)Commercial Lease Agreement dated June 23, 1987 between Northgate V
          Business Park Associates and the registrant, as amended November 11, 1987, and as supplemented by Supplemental Lease Agreement dated December 9, 1992 (filed as Exhibit 10.1 to International Power Machines Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated by reference herein).

    10(dd)Agreement dated February 20, 1987 between William L. Zang and the registrant (filed as Exhibit 10.10 to International Power Machines Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated by reference herein).

    10(ee)Company Employee Capital Accumulation and Savings Plan (filed as
          Exhibit 10.12 to International Power Machines Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated by reference herein).

    10(ff)Lease Agreement, dated June 8, 1995, between Banks D. Kerr and Exide
          Electronics Corporation relating to the registrant's offices in Raleigh, North Carolina.

    10(gg)Summary Description of 1995 Management Incentive Plan.

     11   Statement of Computation of Earnings Per Share.

     21   Subsidiaries of Exide Electronics Group, Inc.

     23   Consent of Arthur Andersen LLP.

(b)   Reports on Form 8-K:

On October 20, 1995, the Company filed a report on Form 8-K under Item 5, Other Events, related to the acquisition of International Power Machines Corporation, which was first reported on February 8, 1995. The IPM combination was accounted for as a pooling-of-interests. Accordingly, the Company filed management's discussion and analysis, audited consolidated financial statements, and the related notes as of and for the three year period ended September 30, 1994 restated to include the results of IPM for all periods presented.

On October 20, 1995, an additional Item 5 was reported under the same Form 8-K to report that the holders of the Company's 8.375% Guaranteed Convertible Subordinated Notes due June 30, 2000, in aggregate principal amount of $15,000,000 ("the Notes"), gave notice of their intent to convert the Notes into 1,146,789 shares of the Company's common stock on October 23, 1995.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


To Exide Electronics Group, Inc.

     We have audited, in accordance with generally accepted auditing standards, the financial statements included in Exide Electronics Group, Inc.'s Form 10-K and have issued our report thereon dated October 25, 1995 (except with respect to the matters discussed in Note 16, as to which the date is December 13, 1995). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information contained on Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                    /s/ARTHUR ANDERSEN LLP

Raleigh, North Carolina,
October 25, 1995.

Schedule II - Valuation and Qualifying Accounts

Allowance for Doubtful Accounts and Customer Returns and Adjustments (in thousands)

--------------------------------------------------------------------------------

                         Balance                                       Balance
   Fiscal               Beginning                                        End
    Year                of Period     Additions     Deductions        of Period

--------------------------------------------------------------------------------


   1993                  $1,745         $1,714         $  (599)         $2,860

   1994                  $2,860         $1,475         $(2,187)         $2,148

   1995                  $2,148         $1,495         $(1,126)         $2,517

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EXIDE ELECTRONICS GROUP, INC.


                                           BY:     /s/ JAMES A. RISHER

                                                  James A. Risher
                                                  President and Chief
                                                  Executive Officer
Dated:  December 29, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ JAMES A. RISHER      President, Chief Executive     December 29, 1995
     James A. Risher       Officer, and Director
                           (principal executive officer)




/s/ MARTY R. KITTRELL     Vice President, Chief          December 29, 1995
    Marty R. Kittrell      Financial Officer, and
                           Treasurer(principal
                           financial and accounting officer)


/s/ CONRAD A. PLIMPTON    Chairman of the Board          December 29, 1995
    Conrad A. Plimpton     and Director


/s/ LANCE L. KNOX         Vice-Chairman of the Board     December 29, 1995
    Lance L. Knox          and Director


/s/ WAYNE L. CLEVENGER    Director                       December 29, 1995
    Wayne L. Clevenger


/s/ RON E. DOGGETT        Director                       December 29, 1995
    Ron E. Doggett


/s/ JAMES E. FOWLER       Director                       December 29, 1995
    James E. Fowler


/s/ DAVID J. MCLAUGHLIN   Director                       December 29, 1995
    David J. McLaughlin


/s/ CHIAKI TANAKA         Director                       December 29, 1995
    Chiaki Tanaka

                        Exide Electronics Group, Inc.

             Index to Exhibits to 1995 Annual Report on Form 10-K



Exhibit
Number                       Exhibit

10(h)     Amendment/Modification    No.    P000029    between    the
          Directorate of Contracting and Manufacturing, Sacramento Air Logistics Center and Exide Electronics Corporation.

10(ff) Lease Agreement, dated June 8, 1995, between Banks D. Kerr and Exide Electronics Corporation relating to the registrant's offices in Raleigh, North Carolina.

10(gg)    Summary Description of 1995 Management Incentive Plan.

11        Statement of Computation of Earnings Per Share.

21        Subsidiaries of Exide Electronics Group, Inc.

23        Consent of Arthur Andersen LLP.