Form 10-Q
period 1995-12-31
EXIDE ELECTRONICS GROUP INC
filed 1996-02-14
CIK 772372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1995           Commission File No. 0-18106

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

      Yes [  x  ]                                     No [     ]


As of February 9, 1996, 9,151,002 shares of the Registrant's $0.01 par value common stock were outstanding.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

(in thousands, except per share amounts)

                                                         Three Months Ended
                                                             December 31,
                                                        --------------------
                                                          1995         1994
                                                          ----         ----
Revenues
   Products                                           $  57,659    $  63,896
   Services                                              25,644       28,170
                                                         ------       ------
     Total revenues                                      83,303       92,066
                                                         ------       ------
Cost of revenues
   Products                                              42,508       49,060
   Services                                              18,580       19,322
                                                         ------       ------
     Total cost of revenues                              61,088       68,382
                                                         ------       ------
   Gross profit                                          22,215       23,684

Selling, general and administrative expense              17,457       16,557
Research and development expense                          2,509        2,547
                                                          -----        -----
   Income from operations                                 2,249        4,580

Interest expense                                          1,497        1,424
Interest income                                             (31)        (139)
Other (income) expense                                      117         (161)
                                                            ---         ----
   Income before income taxes                               666        3,456

Provision for income taxes                                  253        1,207
                                                          -----        -----
   Net income                                         $     413    $   2,249
                                                      =========    =========
Preferred stock dividends                                     -          198
                                                            ---          ---
Net income applicable to common shareholders          $     413    $   2,051
                                                      =========    =========
Per Share Amounts
Primary
   Net income                                         $    0.04    $    0.26
                                                      =========    =========
   Weighted average number of common and equivalent
      shares outstanding                                  9,211        7,782
                                                          =====        =====
Fully diluted
   Net income                                         $    0.04    $    0.25
                                                      =========    =========
   Weighted average number of common and equivalent
      shares outstanding                                  9,500        9,005
                                                          =====        =====

The accompanying notes are an integral part of these financial statements.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(unaudited; dollars in thousands)

                                                      December 31, September 30, December 31,
                                                          1995        1995          1994
                                                          ----        ----          ----
Assets

Current assets
   Cash and cash equivalents                         $   2,001    $   2,787     $   1,355
   Accounts receivable                                  95,436      105,524        90,519
   Inventories                                          76,753       72,890        59,533
   Other current assets                                 15,357       13,377        12,201
                                                        ------       ------        ------
      Total current assets                             189,547      194,578       163,608
                                                       -------      -------       -------
Property, plant, and equipment
   Land, buildings, and leasehold improvements          10,248        9,931         8,701
   Machinery and equipment                              64,564       61,519        53,917
                                                        ------       ------        ------
                                                        74,812       71,450        62,618
   Accumulated depreciation                             37,561       36,393        33,693
                                                        ------       ------        ------
                                                        37,251       35,057        28,925
Goodwill                                                18,318       18,738         9,165
Other assets                                             8,823        8,078         8,273
                                                        ------       ------        ------
                                                     $ 253,939    $ 256,451     $ 209,971
                                                     =========    =========     =========

Liabilities, Redeemable Preferred Stock, & Common Shareholders' Equity

Current liabilities

   Short-term debt                                   $   6,747    $   7,655     $   5,901
   Accounts payable                                     43,220       46,041        53,476
   Deferred revenues                                    15,840       15,602        14,712
   Other accrued liabilities                            15,707       19,737        13,969
                                                        ------       ------        ------
      Total current liabilities                         81,514       89,035        88,058
                                                        ------       ------        ------
Long-term debt                                          76,416       65,258        24,700
                                                        ------       ------        ------
Convertible subordinated notes                               -       15,000        15,000
                                                        ------       ------        ------
Deferred liabilities                                     3,421        3,391         2,997
                                                         -----        -----         -----
Redeemable preferred stock                                   -            -        10,000
                                                        ------       ------        ------
Common shareholders' equity
   Common stock, $0.01 par value, 30,000,000
    shares authorized; shares issued - 9,537,130
    at December 31, 1995, 8,376,341 at September 30,
    1995, and 7,740,476 at December 31, 1994                95           84            77
   Additional paid-in capital                           72,556       58,190        47,899
   Retained earnings                                    32,850       32,437        28,821
   Cumulative translation adjustments                   (1,456)      (1,404)       (2,159)
                                                        ------       ------        ------
                                                       104,045       89,307        74,638
   Less:  Notes receivable from shareholders            (5,122)      (5,520)       (5,295)
          Treasury stock, 926 shares at September
           30, 1995 and 385,899 shares at December
           31, 1995                                     (6,335)         (20)         (127)
                                                          ----         ----          ----
                                                        92,588       83,767        69,216
                                                        ------       ------        ------
                                                     $ 253,939    $ 256,451     $ 209,971
                                                     =========    =========     =========

The accompanying notes are an integral part of these financial statements.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited; in thousands)

                                                                Three Months Ended
                                                                    December 31,
                                                                -------------------
                                                                  1995        1994
                                                                  ----        ----
Cash flows from operating activities
   Net income                                                  $    413    $  2,249
     Adjustments to reconcile net income to
       cash provided by operating activities:
       Depreciation expense                                       1,841       1,562
       Amortization expense                                         612         653
       Decrease in accounts receivable                           10,088      15,940
       Increase in inventories                                   (3,863)     (4,317)
       Increase in other current assets                          (1,714)          -
       Increase (decrease) in accounts payable                   (2,821)      8,518
       Decrease in other current liabilities                     (3,792)     (6,150)
       Other, net                                                (1,276)       (138)
                                                                   ----      ------
       Net cash provided by (used in) operating activities         (512)     18,317
                                                                  -----       -----
Cash flows from investing activities
   Acquisitions of property, plant, and equipment                (3,938)     (2,332)
   Other, net                                                      (165)       (783)
                                                                   ----      ------
       Net cash used in investing activities                     (4,103)     (3,115)
                                                                 ------      ------
Cash flows from financing activities
   Proceeds from bank credit facilities                          36,925      18,130
   Payments of bank credit facilities                           (26,504)    (32,196)
   Payment on industrial revenue bonds                                -      (4,600)
   Issuances of common stock                                        142           2
   Purchases of treasury stock                                   (6,926)       (625)
   Preferred stock dividends of Exide Electronics                     -        (395)
   Preferred stock dividends of IPM                                   -        (100)
   Payments of notes receivable from shareholders                   215         104
   Other, net                                                       (23)        (53)
                                                                   ----        ----
       Net cash provided by (used in) financing activities        3,829     (19,733)
                                                                  -----      ------
Net decrease in cash and cash equivalents                          (786)     (4,531)

Cash and cash equivalents, beginning of period                    2,787       5,886
                                                                  -----       -----
Cash and cash equivalents, end of period                       $  2,001    $  1,355
                                                               ========    ========

Supplemental cash flow disclosures
    Interest paid, net of amounts capitalized                  $  1,920    $  1,368
    Income taxes paid                                          $  1,548    $    221

The accompanying notes are an integral part of these financial statements.

EXIDE ELECTRONICS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures required for complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements presented in the Company's 1995 Annual Report to Shareholders.

In the opinion of management, the accompanying consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended December 31, 1995 and 1994. The results of operations for the quarter ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Inventories

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost or market, and consist of the following (in thousands):

                                               Dec. 31,   Sept. 30,     Dec. 31,
                                                   1995        1995         1994
                                                   ----        ----         ----

Raw materials and supplies                      $31,153     $27,989      $22,577
Work in process                                   7,259       6,064        6,128
Finished goods                                   23,318      24,054       17,303
Service parts                                    15,023      14,783       13,525
                                                 ------      ------       ------
                                                $76,753     $72,890      $59,533
                                                =======     =======      =======

Note 3 - Long-Term Debt

At December 31, 1995, the Company had borrowings of $76.1 million outstanding under its $145 million package of committed domestic unsecured bank credit facilities comprised of a $95 million revolving credit facility for working capital and general corporate purposes, including a sublimit of $30 million which may be used in support of its international subsidiaries, and a $50 million revolving credit facility to be used for financing certain acquisitions and refinancing specified existing obligations. The credit agreement contains certain financial covenants, including a senior debt to cash flow ratio, a fixed charge ratio, a leverage ratio and a minimum net worth requirement. At December 31, 1995, the Company was in compliance with all financial covenants, except that its senior debt to cash flow ratio exceeded the prescribed ratio; however, the lenders have waived the applicability of this covenant from December 31, 1995 through March 30, 1996.

Note 4 - Common Shareholders' Equity

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

During the three months ended December 31, 1995, the Company's treasury stock transactions included: (1) the repurchase of approximately 444,000 shares of its common stock for approximately $7.4 million under a program to repurchase up to 5% of the Company's outstanding common stock as originally authorized by the Board of Directors in November 1994 and reaffirmed in September 1995 and (2) the re-issuance of approximately 59,000 shares of its common stock for approximately $800,000 under its Employee Stock Purchase Plan, which included $1.1 million credited to treasury stock and $300,000 charged to additional paid-in capital.

Note 5 - Subsequent Events

Pursuant to a Stock Purchase Agreement dated November 17, 1995, as amended on February 9, 1996, the Company intends to acquire Deltec Power Systems, Inc. ("Deltec") from Fiskars Oy Ab and Fiskars Holdings, Inc. ("Fiskars") simultaneously with the closing of the offering of $100 million of Senior Subordinated Notes and an unspecified number of Warrants to purchase shares of the Company's common stock (the "Offering") and a new credit facility. The purchase price of approximately $188.1 million will be comprised of approximately $158.5 million in cash, 825,000 shares of the Company's common stock, valued at $14 per share, and 1,000,000 shares of the Company's Series G Convertible Preferred Stock, valued at $18 per share (the "Series G Preferred Stock"). The purchase price was determined based on an assumption that the net book value of Deltec on the closing would be approximately $28.7 million. The purchase price will be adjusted upward or downward to the extent the closing date net book value (as adjusted for certain excluded assets and liabilities) differs from this amount. The Series G Preferred Stock will be convertible into shares of the Company's common stock on a one-for-one basis (subject to adjustment under certain circumstances), will have a per annum dividend rate of $0.80 per share through March 31, 2001, and $1.20 per share thereafter, will be subject to redemption at the option of the holder at $24 per share at any time after September 30, 2006 and will have a liquidation preference of $20 per share, plus all accrued and unpaid dividends.

The Company expects to finance the cash portion of the purchase price, excluding transaction costs, with (i) the net proceeds of the Offering (excluding transaction costs), estimated to be $97 million, (ii) an estimated $61 million of borrowings under a new credit facility (the "New Credit Facility"), for which the Company has obtained a commitment and (iii) $500,000 payable to Fiskars on January 8, 1997.

The New Credit Facility will provide for term and revolving credit facilities in the aggregate amount of up to $225 million, which will be automatically reduced to $200 million upon completion of the Offering. Consummation of the Offering and the Deltec acquisition and the effectiveness of the New Credit Facility are each contingent upon the consummation or effectiveness, as applicable, of each other. In the event that the Deltec acquisition is not consummated by March 15, 1996, the Company will be required to pay Fiskars a $5 million break-up fee. In addition, the Company has agreed to make certain interest payments to Fiskars through March 15, 1996. Such interest payments will be made regardless of whether the Deltec acquisition is consummated and are estimated to be approximately $4.1 million.

                          EXIDE ELECTRONICS GROUP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following discussion provides an assessment of the consolidated results of operations and liquidity and capital resources of the Company and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.

Overview

Exide Electronics (the "Company") provides Strategic Power Management(TM) solutions to a broad range of businesses and institutions worldwide. The Company's products are primarily used for financial, medical, industrial, telecommunications, military, and aerospace applications -- wherever continuous power is essential to daily operations.

The Company's products and services and its marketing, manufacturing, and research and development functions are organized into three business units: the Small Systems Group ("SSG"), which the Company defines as all products below 50 kVA(1); the Large Systems Group ("LSG") for products of 50 kVA and above; and the Worldwide Services Group ("WSG") for all services provided by the Company. In the fourth quarter of fiscal 1995, the Company announced the formation of the Emerging Technologies Group ("ETG"). The Company formed this group to more aggressively position itself in newly emerging high-growth technology markets. Initially, ETG will focus primarily on the converging interactive communications markets, such as cable television. The ETG results have been included in the SSG results for the first quarter of fiscal 1996 and 1995.

Small UPS products are characterized generally by higher unit volumes, lower average prices and higher unit margins than large UPS products, and are sold through different distribution channels. The majority of the Company's UPS products are sold to customers to support computers or similar electronics products. The electronics market, and particularly the networking, client/server, workstation, and personal computer markets supported by small UPS products, is increasingly characterized by intense competition, rapidly changing technology, and evolving industry standards, frequently resulting in shorter product life cycles and declines in selling prices. The Company has responded with reductions in manufacturing costs and purchased components, and has aggressively introduced new hardware and software products with lower costs and higher performance levels. The Company believes that its ability to compete depends on both internal and external factors, including the success and timing of new product introductions by the Company and its competitors, product performance and price, distribution, and customer service.

International sales accounted for approximately 31%, 25%, and 22% of the Company's total revenues for fiscal 1995, 1994, and 1993, respectively. The Company has focused on these expanding markets by developing versions of its products to meet international voltage and frequency requirements; by establishing subsidiaries in selected European countries and in Hong Kong; by adding distributors and making small acquisitions in other international regions; and by creating joint ventures with strategic partners for distribution in Japan, Brazil, and India.

Sales to the Federal government accounted for approximately 27%, 33%, and 35% of total revenues for fiscal 1995, 1994, and 1993, respectively. The Company's contracts with the Federal government have no significant minimum purchase commitments, and the Government may cease purchases under these contracts at any time for any reason. These contracts are subject to termination at the convenience of the Government pursuant to the terms of the contracts.

In October 1995, the holder of the Company's $15.0 million convertible subordinated notes converted the notes into 1,146,789 shares of the Company's common stock under the terms thereof. Such conversion will save approximately $1.26 million per year in interest expense.

During the fourth quarter of fiscal 1995, the Company signed a definitive agreement with Fiskars Oy Ab ("Fiskars") related to the purchase of Deltec Power Systems, Inc. ("Deltec"). See the "Pending Acquisition" section below for more information.


_______

(1) A kilovolt ampere is a commonly-used unit of measure for electricity supplied using alternating current.

Results of Operations

The following table presents, for the periods shown, statement of operations data, in millions of dollars for the comparative periods of first quarter of fiscal 1996 versus first quarter of fiscal 1995, and selected operating statement items as a percentage of revenues:

                                                          ---------------------
                                                              Quarter Ended
                                                               December 31,
                                                          ---------------------
                                                             1994        1995
                                                          ---------------------
Revenues
   Small Systems Products                                   $ 33.1      $ 37.9
   Large Systems Products                                     30.8        19.7
                                                          ---------------------
     Total Products                                           63.9        57.6
   Worldwide Services Group                                   28.2        25.7
                                                          ---------------------
      Total Revenues                                          92.1        83.3
                                                          ---------------------
Gross Profit
   Products                                                   14.8        15.2
   Services                                                    8.9         7.0
                                                          ---------------------
      Total Gross Profit                                      23.7        22.2
                                                          ---------------------
Selling, general and administrative expense                   16.6        17.5
Research and development expense                               2.5         2.5
                                                          ---------------------
      Income from operations                                   4.6         2.2
                                                          ---------------------
Interest/other                                                 1.1         1.6
                                                          ---------------------
Provision for income taxes                                     1.2         0.2
                                                          ---------------------
Net income                                                  $  2.3      $  0.4
                                                          ---------------------
Revenue Growth:
   Small Systems Products                                        -       14.5%
   Large Systems Products                                        -      (36.0)
                                                          ---------------------
     Total Products                                              -       (9.8)
  Worldwide Services Group                                       -       (9.0)
                                                          ---------------------
      Total Revenues                                             -       (9.5)
                                                          ---------------------
Margin Data (as a percent of revenues):
Gross Profit
   Products                                                   23.2%       26.3%
   Services                                                   31.4        27.5
                                                          ---------------------
      Total Gross Profit                                      25.7        26.7
                                                          ---------------------
Selling, general and administrative expense                   18.0        21.0
Research and development expense                               2.8         3.0
                                                          ---------------------
      Income from operations                                   5.0         2.7
                                                          ---------------------

Three months ended December 31, 1995 versus December 31, 1994

Several factors had an impact on the Company's results of operations during the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995, including the growth in revenues of small UPS products; the overall strong growth in international sales; the effect of scheduled declines in Federal government product and service revenues; and the Lectro Acquisition.

Revenues

Total revenues decreased by 9.5% to $83.3 million in the first quarter of fiscal 1996 from $92.1 million in the first quarter of fiscal 1995, due to a 9.8% decrease in product sales and a 9.0% decrease in service revenues.

SSG revenues for the quarter ending December 31, 1995 increased by $4.8 million or 14.5% over the same period of the prior year. The majority of this increase was in domestic sales channels, which experienced growth of about 36%, a portion of which was attributable to the Lectro acquisition. Excluding sales related to this acquisition, domestic sales increased by approximately 15% over the prior year. International sales for the quarter were down by about 2% over the same period of the prior year, reflecting a decline in sales in the Latin America sales channel of about 41% versus the prior year, offset by strong sales by the Company's affiliates in Europe. Sales to Latin America were affected by the devaluation of the Mexican peso in 1995, as well as general economic instability in that region. Excluding sales to Latin America, international sales increased by approximately 17% in the first quarter of fiscal 1996 versus the same quarter in fiscal 1995. Average selling prices for SSG products were higher than in the prior year, as sales of the larger kVA models, which are generally higher priced than the small UPS models, represented a larger share of total SSG revenues.

LSG revenues for the first quarter of fiscal 1996 were 36% lower than in the same period of fiscal 1995, due primarily to the scheduled decline in sales under the FAA program. Product revenues under the FAA program have been declining because the Company has completed the shipment of most of the systems and related ancillary products to the various FAA sites. The Company expects LSG revenues to decline in fiscal 1996 from fiscal 1995 levels due to the completion of the FAA shipments. Excluding the effect of this scheduled decline, LSG revenues decreased approximately 7% for the first three months of fiscal 1996 versus the same period a year ago. The number of LSG UPS systems sold increased by about 4% compared to the same period in the prior quarter. The average sales price per system decreased, as sales of the smaller kVA models continue to represent a larger percentage of total LSG revenues. International revenues were down by 3%, primarily due to a decline in sales in the Far East sales channels and the IPM international channels, partially offset by an increase in sales by the Company's European subsidiaries. The increase in sales in the European subsidiaries is partially attributable to the success of the Powerware Plus 80, which is suitable for international use because of its voltage range.

WSG revenues for the first quarter of fiscal 1996 decreased by $2.5 million or 9.0% over the same period of the prior fiscal year. WSG's commercial domestic revenues fell by about 4%, attributable in part to reduced productivity within the International Parts and Repair Center due to its relocation to a new facility. International revenues were up about 6%, with growth occurring in most categories. Federal service revenues decreased over the prior year by approximately 19%, mainly attributable to a decline in FAA site service revenues. Federal service revenues were further impacted by government budget problems and inclement weather that affected the timing of installation services. The Company expects WSG revenues to decline in the overall range of 10% for fiscal 1996, due to an anticipated decrease in FAA site service revenues. At December 31, 1995, the Company was installing systems at eight FAA sites, versus ten sites in the prior year, and was providing design services at an additional four sites at December 31, 1995 versus twelve sites at December 31, 1994. As described below under "Government Contract Matters," delivery on the remainder of the FAA orders is currently scheduled through fiscal 1997. The level of FAA site service revenues will vary depending on site construction schedules and the types of services required.

Gross Profit

Gross profit decreased by $1.5 million as compared to the first quarter of fiscal 1995 to $22.2 million. Gross profit as a percentage of total revenues increased to 26.7% in the first three months of fiscal 1996 from 25.7% in the same period of fiscal 1995. Product gross profit margins rose to 26.3% in the first quarter of fiscal 1996 from 23.2% in the same period of fiscal 1995, while service margins declined to 27.5% from 31.4% during that same period. Product gross profit margins rose due to a higher proportion of sales in the newer, higher margin Powerware Prestige product line and Powerware Plus 80-225 kVA products. A higher proportion of SSG sales in its higher kVA models, which generally have better margins than the lower kVA models, also contributed to the increase in product gross profit margins. Service margins decreased for the quarter primarily due to a decrease in Federal margins as higher-margin Federal services relating to training, documentation and start-up services represented a lower proportion of total Federal revenues. Commercial service margins declined slightly, primarily due to a change in the mix of services provided.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $0.9 million to $17.5 million in the first quarter of fiscal 1996 (21.0% of revenues) from $16.6 million in the same period of fiscal 1995 (18.0% of revenues). Selling and marketing expenses increased due to investment in the Company's Emerging Technology Group, which was established after the Lectro Acquisition, in the fourth quarter of fiscal 1995, the launching of a new international advertising campaign, and higher commissions and incentives. Total commissions and incentives spending, and such costs as a percentage of sales, rose in the first quarter of fiscal 1996 versus 1995 due to a higher mix of commercial revenues to total revenues in the first quarter of 1996 over the same period in 1995. General and administrative expenses rose from the prior year due primarily to the amortization of goodwill generated by the Lectro acquisition and to increased spending for improved financial systems as the Company continues to invest in infrastructure improvements. These expenses are expected to continue at this higher level (as a percent of revenues) in 1996 due to the newly-formed ETG and continued sales and marketing initiatives.

Research and Development Expense

Research and development expense decreased slightly in the first quarter of fiscal 1996 compared to the same period of fiscal 1995, but increased slightly as a percentage of revenue to 3.0% in fiscal 1996 from 2.8% in fiscal 1995. The increase in research and development expense as a percentage of sales occurred as the Company invested in its newly formed Emerging Technologies Group. In addition, the level of LSG research and development expenditures increased slightly while the level of sales declined for the first quarter of fiscal 1996 as compared to the same period of the prior year. Research and development expenses are incurred to support projected annual sales and do not necessarily vary proportionately with revenues on a quarterly basis. The Company expects research and development expenditures for the remainder of the year to decline slightly as a percentage of sales.

Income from Operations

For the reasons discussed above, income from operations declined $2.4 million to $2.2 million for the first quarter of fiscal 1996 from $4.6 in the same period of fiscal 1995. As a percentage of revenues, income from operations declined to 2.7% in the first three months of fiscal 1996 from 5.0% in the same period of fiscal 1995.

Interest/Other

Interest expense increased slightly to $1.5 million in the first quarter of fiscal 1996 from $1.4 million in the same period of fiscal 1995. This was primarily attributable to increased debt levels used to fund inventory levels.

Provision for Income Taxes

The fiscal 1996 provision for first quarter income taxes reflects a consolidated effective rate of approximately 38% as compared to approximately 35% for the same period of fiscal 1995. The fiscal 1995 rate for the first quarter was lower due to a lower effective tax rate for the Company's IPM subsidiary. The Company anticipates that its effective tax rate for the fiscal year 1996 will be in the range of 38-40%.

Net Income

Net income for the first quarter of fiscal 1996 was $0.4 million, or $0.04 per fully diluted share, as compared to net income of $2.2 million, or $0.25 per fully diluted share, for the same period of fiscal 1995.

Quarterly Operating Results

The Company's quarterly operating results have fluctuated significantly. Quarterly results depend upon the timing of product shipments and major systems implementation services, which can be influenced by a number of factors. Some of these factors are beyond the Company's control, particularly for large, customized systems. The fourth quarter typically has produced the largest portion of the Company's revenues and income. The Company believes that the fourth quarter results reflect increased shipments resulting from management incentives that are tied to annual sales performance, and increased sales prompted by weather-related power disturbances during the spring and summer months. The first quarter has typically produced the smallest portion of the Company's revenues and income, so that there has been a historical reduction in the Company's first quarter results as compared to the previous fiscal year's fourth quarter. During fiscal years 1995, 1994, and 1993, revenues generally increased for each quarter within the applicable year, but revenues for the first quarter were lower than revenues for the fourth quarter of the prior year.

Selling, general and administrative, and research and development expenditures are incurred to support projected annual sales. These expenses do not necessarily vary proportionately with revenues on a quarterly basis. As a result, variations in quarterly revenues may not be accompanied by an equivalent change in expenses. Operating margins, therefore, may vary significantly between quarters.

Liquidity and Financial Condition

At December 31, 1995, the Company had $108.8 million of working capital, as compared to $105.5 million at September 30, 1995 and $75.6 million at December 31, 1994. The increase of approximately $33.2 million in working capital from December 31, 1994 is primarily the result of an increase in the level of accounts receivable and inventory balances. The increase in accounts receivable balances since December 31, 1994 is primarily attributable to the increase in international revenues, which are generally outstanding for a longer period than domestic receivable balances, and a decline in receivables from the United States government, which generally turn over more quickly than commercial receivable balances. The increase of $3.3 million in working capital from September 30, 1995 was primarily the result of higher levels of inventory and other current assets, partially offset by lower accounts receivable balances, due to collections of receivable balances generated by sales in the fourth quarter of fiscal 1995. The increased levels of working capital have been financed primarily by use of the Company's revolving credit facilities. Cash used in operations was $0.5 million in the first quarter of fiscal 1996, as compared to cash provided by operations of $18.3 million in the first quarter of fiscal 1995.

During the first quarter of fiscal 1996, the Company invested approximately $3.9 million in capital expenditures, as compared to approximately $2.3 million in the same period of fiscal 1995. Capital expenditures for fiscal 1996 are expected to approximate $13-14 million, including $2-3 million relating to the consolidation of the Company's headquarters and for integration of acquired companies.

At December 31, 1995, the Company had a $145 million package of committed domestic unsecured bank credit facilities comprised of a $95 million revolving credit facility for working capital and general corporate purposes, including a sublimit of $30 million which may be used in support of its international subsidiaries, and a $50 million revolving credit facility to be used for financing certain acquisitions and refinancing specified existing obligations. The credit agreement contains certain financial covenants, including a senior debt to cash flow ratio, a fixed charge ratio, a leverage ratio and a minimum net worth requirement. At December 31, 1995, the Company was in compliance with all financial covenants, except that its senior debt to cash flow ratio exceeded the prescribed ratio; however, the lenders have waived the applicability of this covenant from December 31, 1995 through March 30, 1996.

In anticipation of the Deltec acquisition, the Company has received a commitment to refinance its existing bank credit facilities. The new credit facility (the "New Credit Facility") will consist of a five-year senior bank package of up to $225 million, comprised of a $150 million revolving credit facility and a $75 million term loan. Upon closing of the Offering, the $75 million term loan will automatically reduce to $50 million. Amounts outstanding under the New Credit Facility will be secured by substantially all the inventory and accounts receivable of the Company and would initially bear interest at LIBOR plus 250 basis points, or the bank's base rate plus 150 basis points, as defined. Under the terms of the New Credit Facility, the Company will be subject to certain customary financial covenants and other restrictions. The closing of the New Credit Facility, which is expected to occur during the first calender quarter of 1996, is subject to completion of due diligence by the lenders, preparation of definitive loan agreements and the closing of the Deltec acquisition. See the "Pending Acquisition" section below for more information.

The Company expects to finance its capital requirements in the future through existing cash balances, cash generated from operations, and borrowings under its credit facilities. Based on the current level of operations and anticipated growth, management believes that cash flow from operations, together with available borrowings under its credit facilities and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal of and interest on its indebtedness. The Company believes that its cash flow from operations and its bank facilities will be sufficient to meet its short-term requirements for working capital and capital expenditures, however, no assurances can be given that the Company's business will generate sufficient cash flow from operations or that future working capital borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, or make necessary capital expenditures.

In September 1995, the Board of Directors reaffirmed the authorized repurchase program which permits the Company to repurchase up to 5% of the Company's outstanding stock. As of December 22, 1995, the Company had repurchased approximately 4.7% of its common stock. The Company has no current plans to repurchase additional shares of its common stock.

In October 1995, the holder of the Company's $15.0 million convertible subordinated notes converted the notes into 1,146,789 shares of the Company's common stock under the terms thereof. Such conversion will save approximately $1.26 million per year in interest expense.

Pending Acquisition

Pursuant to a Stock Purchase Agreement dated November 17, 1995, as amended on February 9, 1996, the Company intends to acquire Deltec from Fiskars simultaneously with the closing of the Offering of Units consisting of $100 million of Senior Subordinated Notes and an unspecified number of Warrants to purchase shares of the Company's common stock (the "Offering"). The purchase price of approximately $188.1 million will be comprised of approximately $158.5 million in cash, 825,000 shares of the Company's common stock, valued at $14 per share, and 1,000,000 shares of the Company's Series G Convertible Preferred Stock, valued at $18 per share (the "Series G Preferred Stock"). The purchase price was determined based on an assumption that the net book value of Deltec on the closing would be approximately $28.7 million. The purchase price will be adjusted upward or downward to the extent the closing date net book value (as adjusted for certain excluded assets and liabilities) differs from this amount. The Series G Preferred Stock will be convertible into shares of the Company's common stock on a one-for-one basis (subject to adjustment under certain circumstances), will have a per annum dividend rate of $0.80 per share through March 31, 2001, and $1.20 per share thereafter, will be subject to redemption at the option of the holder at $24 per share at any time after September 30, 2006 and will have a liquidation preference of $20 per share, plus all accrued and unpaid dividends.

The Company expects to finance the cash portion of the purchase price, excluding transaction costs, with (i) the net proceeds of the Offering (before payment of transaction costs), estimated to be $97 million, (ii) an estimated $61 million of borrowings under the New Credit Facility (as defined above), for which the Company has obtained a commitment and (iii) $500,000 payable to Fiskars on January 8, 1997. The New Credit Facility will provide for term and revolving credit facilities in the aggregate amount of up to $225 million, which will be automatically reduced to $200 million upon completion of the Offering. Consummation of the Offering and the Deltec acquisition and the effectiveness of the New Credit Facility are each contingent upon the consummation or effectiveness, as applicable, of each other. In the event that the Deltec acquisition is not consummated by March 15, 1996, the Company will be required to pay Fiskars a $5 million break-up fee. In addition, the Company has agreed to make certain interest payments to Fiskars through March 15, 1996. Such interest payments will be made regardless of whether the Deltec acquisition is consummated and are estimated to be approximately $4.1 million.

Litigation

The Company is involved in various litigation proceedings incidental to its business. The defense of most of these matters is handled by the Company's insurance carriers. The Company believes that the outcome of such other pending litigation in the aggregate will not have a material adverse effect on its financial statements.

Contingencies

Government Contract Matters

Sales to the United States Federal government accounted for approximately 19% and 31% of total revenues for the first three months ended December 31, 1995 and 1994, respectively, and approximately 27%, 33% and 35% of total revenues for fiscal years 1995, 1994 and 1993, respectively. The Company's contracts with the Federal government have no significant minimum purchase commitments, and the government may cease purchases under these contracts at any time for any reason. These contracts are subject to termination at the convenience of the government pursuant to the terms of the contracts. The Company's compliance with government contract regulations is audited or reviewed from time to time by government auditors, who have the right to audit the Company's records and the records of its subcontractors during and after completion of contract performance, and may recommend that certain charges be treated as unallowable and reimbursement be made to the government. The Company provides for estimated unallowable charges and voluntary refunds in its financial statements, and believes that its provisions are adequate as of December 31, 1995.

During fiscal 1995, the Company was awarded a follow-on to the ALC Program, with up to two additional one-year periods at the option of the Government. Actual revenues under the follow-on ALC Program will depend on the specific purchases, if any, by the Air Force and other governmental agencies that may use the contract during the contract period. Following the award of the contract, certain competitors filed protests with the General Accounting Office ("GAO"). In December 1995, the GAO notified the Company that all of the protests had been dismissed, except the protest of the Air Force's evaluation of certain discounts offered by the Company in the contract. The GAO has however recommended that the Air Force amend a portion of the request for proposal that led to the contract award. The GAO further recommended that the Air Force allow the protesting companies and the Company to submit new proposals regarding such portion, and that the Air Force re-evaluate the award to the Company based upon these new proposals. In response to the notification, the Company has filed a motion for reconsideration of the GAO's ruling. In response to the GAO's ruling, the Air Force has notified the Company that it is in the process of re-evaluating the contract and that it will not issue orders under the contract pending its re-evaluation process. The Company is unable to predict at this time what the resolution of the contract protest will be and no assurances can be given that the Company ultimately will retain the contract.

Foreign Currency Exposures

International sales accounted for approximately 33% and 30% of total revenues for the three months ended December 31, 1995 and 1994, respectively, and approximately 31%, 25%, and 22% of total revenues for fiscal years 1995, 1994 and 1993, respectively. A significant portion of the Company's international sales are denominated in foreign currencies. As of December 31, 1995, approximately 17% of the Company's total assets were located outside the United States, primarily in Canada and Europe. Significant fluctuations in foreign currency exchange rates can result in gains or losses on foreign currency transactions, which are recorded in the consolidated statement of operations. Fluctuations in the recorded value of the Company's net investment in its international subsidiaries resulting from changes in foreign exchange rates are recorded in the cumulative translation adjustments component of common shareholders' equity. The Company hedges these risks using a combination of natural hedges such as foreign currency denominated borrowings and, from time to time, foreign currency financial instruments. European, Canadian, and Japanese currencies have been especially volatile over the last two years. As of December 31, 1995, the Company had accounts receivable and accounts payable totaling approximately $8.2 million that were exposed to fluctuations in exchange rates. These balances are spread among various currencies, primarily the French franc. No foreign currency instruments were outstanding to cover these balances.

During the first quarter of fiscal 1996, the Company had foreign exchange transaction losses of approximately $64,000, and the change in the cumulative translation adjustments account decreased the recorded value of common shareholders' equity by $52,000 from September 30, 1995 to December 31, 1995. For fiscal 1995, the Company had foreign exchange transaction losses of approximately $218,000, as compared to losses of approximately $257,000 in fiscal 1994, and the change in the cumulative translation adjustments account increased the recorded value of common shareholders' equity by $353,000 from September 30, 1994 to September 30, 1995.

Environmental Matters

The Company's operations are subject to Federal, state, local, and foreign environmental laws and regulations relating to the storage, handling, and disposal of hazardous or toxic materials and discharge into the environment of regulated pollutants. To the best of the Company's knowledge, its operations are in material compliance with the terms of all applicable environmental laws and regulations as currently interpreted. Additionally, there are no known existing or potential environmental claims against the Company that are likely to have a material adverse effect on the Company's business or financial condition or its financial statements taken as a whole. However, the Company cannot predict with any certainty that such expenditures will not be required because of changing compliance standards and techniques. Furthermore, actions by Federal, state, local and foreign governments concerning environmental matters could result in laws or regulations that could increase the cost of products manufactured by the Company or otherwise adversely affect the demand for its products.

                           PART II - OTHER INFORMATION

                                December 31, 1995

ITEM 1.  Legal Proceedings

On August 21, 1995, a case entitled National Broadcasting Company, Inc. and CNBC, Inc. vs. International Power Machines/Lortec Systems Inc. et al, was filed against IPM in the Supreme Court of New York, New York County. The plaintiffs allege that IPM negligently manufactured and installed a UPS product that caused them property and compensatory damages when the equipment malfunctioned during the installation of the product by third-party contractors. The plaintiffs have filed seven causes of action, each of which seeks damages in the amount of $1.1 million. Three of those causes of action also seek $3 million in punitive damages. Claims of this nature are generally covered by the Company's insurance and its insurer has accepted general defense of the matter. The insurer has notified the Company that while claims based on IPM's negligent manufacture or design are covered by the insurance policy, damages, if any, caused by IPM's intentional or careless decision to install a known defective and dangerous product would be subject to certain exclusions under the policy. While discovery is at an early stage, the Company believes at this time, based on the advice of of its defense counsel, that no evidence has yet been presented that supports any allegation of intentional or careless conduct. IPM also believes that it has meritorious defenses and counter-claims against the third-party co-defendants who the Company alleges defectively installed the UPS product. The Company believes that the final outcome of this matter will not have a material, adverse effect on the business or the financial position of the Company and its subsidiaries taken as a whole.

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

ITEM 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits:

      Exhibit
      Number     Description


        11       Statement of Computation of Per Share Earnings.

        27       Financial Data Schedule.


    (b) Reports on Form 8-K

     The Company filed a report on Form 8-K, for the event dated November 17, 1995, reporting Item 5, Other Events, relating to the filing of a press release announcing the signing of a definitive agreement to acquire all of the outstanding common and preferred stock of Deltec Power Systems, Inc. from Fiskars Oy Ab and a related company.

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



Date:  February 14, 1996     By:  /s/Marty R. Kittrell

                                  Marty R. Kittrell
                                  Vice President and
                                  Chief Financial Officer

                          EXIDE ELECTRONICS GROUP, INC.

                            EXHIBIT INDEX - FORM 10-Q

                                DECEMBER 31, 1995

     Exhibit
      Number     Description

        11       Statement of Computation of Per Share Earnings.

        27       Financial Data Schedule.