Form 10-Q
period 1996-03-31
EXIDE ELECTRONICS GROUP INC
filed 1996-05-15
CIK 772372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1996           Commission File No. 0-18106


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

      Yes [  x  ]                                     No [     ]


As of May 8, 1996, 9,976,087 shares of the Registrant's $0.01 par value common stock were outstanding.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)


                                                         Three Months Ended              Six Months Ended
                                                              March 31,                      March 31,
                                                        --------------------           --------------------
                                                          1996         1995              1996         1995
                                                          ----         ----              ----         ----
Revenues
   Products                                           $  73,819    $  60,409         $ 131,478    $ 124,305
   Services                                              27,869       30,859            53,513       59,029
                                                         ------       ------            ------       ------
     Total revenues                                     101,688       91,268           184,991      183,334
                                                         ------       ------            ------       ------
Cost of revenues
   Products                                              53,579       45,979            96,087       95,039
   Services                                              19,423       21,386            38,003       40,708
                                                         ------       ------            ------       ------
     Total cost of revenues                              73,002       67,365           134,090      135,747
                                                         ------       ------            ------       ------
   Gross profit                                          28,686       23,903            50,901       47,587

Selling, general and administrative expense              21,025       17,518            38,482       34,075
Research and development expense                          2,577        2,442             5,086        4,989
Acquisition and restructuring expense                    11,621        6,200            11,621        6,200
                                                          -----        -----             -----        -----
   Income (loss) from operations                         (6,537)      (2,257)           (4,288)       2,323

Interest expense                                          7,435        1,118             8,932        2,542
Interest income                                            (180)         (89)             (211)        (228)
Other (income) expense                                       68         (577)              185         (738)
                                                            ---         ----               ---         ----
   Income (loss) before income taxes                    (13,860)      (2,709)          (13,194)         747

Provision (benefit) for income taxes                     (4,869)        (135)           (4,616)       1,072
                                                          -----        -----             -----        -----
   Net income (loss)                                  $  (8,991)   $  (2,574)        $  (8,578)   $    (325)
                                                      =========    =========         =========    =========
Preferred stock dividends and accretion                      67          197                67          395
                                                            ---          ---               ---          ---
Net income (loss) applicable to common shareholders   $  (9,058)   $  (2,771)        $  (8,645)   $    (720)
                                                      =========    =========         =========    =========
Per Share Amounts
Primary
   Net income (loss)                                  $   (0.97)   $   (0.36)        $   (0.93)   $   (0.09)
                                                      =========    =========         =========    =========
   Weighted average number of common and equivalent
      shares outstanding                                  9,313        7,758             9,272        7,726
                                                          =====        =====             =====        =====
Fully diluted
   Net income (loss)                                  $   (0.97)   $   (0.36)        $   (0.93)   $   (0.09)
                                                      =========    =========         =========    =========
   Weighted average number of common and equivalent
      shares outstanding                                  9,313        7,765             9,423        7,770
                                                          =====        =====             =====        =====

The accompanying notes are an integral part of these financial statements.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(unaudited; dollars in thousands)


                                                      March 31,  September 30,  March 31,
                                                          1996        1995          1995
                                                          ----        ----          ----
Assets

Current assets
   Cash and cash equivalents                         $   5,882    $   2,787     $   2,032
   Accounts receivable                                 123,580      105,524        83,740
   Inventories                                         107,770       72,890        66,495
   Other current assets                                 24,029       13,377        12,656
                                                        ------       ------        ------
      Total current assets                             261,261      194,578       164,923
                                                       -------      -------       -------
Property, plant, and equipment
   Land, buildings, and leasehold improvements          13,607        9,931         8,819
   Machinery and equipment                              76,417       61,519        55,814
                                                        ------       ------        ------
                                                        90,024       71,450        64,633
   Accumulated depreciation                             39,651       36,393        34,383
                                                        ------       ------        ------
                                                        50,373       35,057        30,250
Goodwill                                               157,852       18,738         9,140
Other assets                                            38,664        8,078         7,333
                                                        ------       ------        ------
                                                     $ 508,150    $ 256,451     $ 211,646
                                                     =========    =========     =========

Liabilities, Redeemable Preferred Stock, & Common Shareholders' Equity

Current liabilities

   Short-term debt                                   $   7,978    $   7,655     $   6,158
   Accounts payable                                     69,030       46,041        41,231
   Deferred revenues                                    21,966       15,602        14,369
   Other accrued liabilities                            26,812       19,737        17,118
                                                        ------       ------        ------
      Total current liabilities                        125,786       89,035        78,876
                                                        ------       ------        ------
Long-term debt                                         137,655       65,258        38,700
                                                        ------       ------        ------
Subordinated notes                                     121,756       15,000        15,000
                                                        ------       ------        ------
Deferred liabilities                                     6,760        3,391         2,947
                                                         -----        -----         -----
Redeemable preferred stock                              18,028            -        10,000
                                                        ------       ------        ------
Common shareholders' equity
   Common stock, $0.01 par value, 30,000,000
    shares authorized; shares issued - 10,362,130
    at March 31, 1996, 8,376,341 at September 30,
    1995, and 7,776,057 at March 31, 1995                  104           84            78
   Additional paid-in capital                           87,362       58,190        48,210
   Retained earnings                                    23,803       32,437        24,918
   Cumulative translation adjustments                   (1,592)      (1,404)       (1,594)
                                                        ------       ------        ------
                                                       109,677       89,307        71,612
   Less:  Notes receivable from shareholders            (5,163)      (5,520)       (5,362)
          Treasury stock, 386,668 shares at March
           31, 1996, 926 shares at September
           30, 1995, and 5,684 shares at
           March 31, 1995                               (6,349)         (20)         (127)
                                                          ----         ----          ----
                                                        98,165       83,767        66,123
                                                        ------       ------        ------
                                                     $ 508,150    $ 256,451     $ 211,646
                                                     =========    =========     =========

The accompanying notes are an integral part of these financial statements.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited; in thousands)

                                                                 Six Months Ended
                                                                     March 31,
                                                                -------------------
                                                                  1996        1995
                                                                  ----        ----
Cash flows from operating activities
   Net income (loss)                                           $ (8,578)   $   (325)
     Adjustments to reconcile net income (loss) to
       cash provided by (used in) operating activities:
       Depreciation expense                                       3,642       3,155
       Amortization expense                                       2,009       1,173
       Acquisition and restructuring provisions                  10,566       2,200
       Decrease in accounts receivable                            3,435      21,836
       Increase in inventories                                   (8,485)    (13,350)
       Increase in other current assets                          (2,648)       (906)
       Decrease in accounts payable                                (354)     (3,727)
       Decrease in other current liabilities                       (431)     (3,304)
       Other, net                                                (6,343)        824
                                                                   ----      ------
       Net cash provided by (used in) operating activities       (7,187)      7,576
                                                                  -----       -----
Cash flows from investing activities
   Acquisitions of property, plant, and equipment                (7,386)     (5,359)
   Acquisitions, net of cash received                          (162,976)          -
   Other, net                                                      (526)       (367)
                                                                   ----      ------
       Net cash used in investing activities                   (170,888)     (5,726)
                                                                 ------      ------
Cash flows from financing activities
   Proceeds from bank credit facilities, net of fees            200,588      62,296
   Payments of bank credit facilities                          (132,956)    (62,313)
   Payment on industrial revenue bonds                                -      (4,600)
   Issuance of senior subordinated debt, net of fees            116,673           -
   Issuance of common stock warrants                              3,259           -
   Issuances of common stock                                        142       1,089
   Purchases of treasury stock                                   (6,926)       (625)
   Preferred stock dividends of Exide Electronics                   (67)       (395)
   Preferred stock dividends of IPM                                   -      (1,232)
   Payments of notes receivable from shareholders                   215         138
   Other, net                                                       242         (62)
                                                                   ----        ----
       Net cash provided by (used in) financing activities      181,170      (5,704)
                                                                  -----      ------
Net increase (decrease) in cash and cash equivalents              3,095      (3,854)

Cash and cash equivalents, beginning of period                    2,787       5,886
                                                                  -----       -----
Cash and cash equivalents, end of period                       $  5,882    $  2,032
                                                               ========    ========

Supplemental cash flow disclosures
    Interest paid, net of amounts capitalized                  $  8,247    $  2,134
    Income taxes paid                                          $  4,308    $  2,043

The accompanying notes are an integral part of these financial statements.

EXIDE ELECTRONICS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Exide Electronics Group, Inc. (the "Company") and its wholly-owned subsidiaries. The Company designs, manufactures, markets, and services a broad line of uninterruptible power systems ("UPS") products that protect computers and other sensitive electronic equipment against electrical power distortions and interruptions. The Company's products are used principally for financial, medical, industrial, telecommunications, military, and aerospace applications throughout the world.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures required for complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements presented in the Company's 1995 Annual Report to Shareholders.

In the opinion of management, the accompanying consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended March 31, 1996 and 1995. The results of operations for the three and six month periods ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - ACQUISITION OF DELTEC

On March 13, 1996, the Company completed its acquisition of Deltec Power Systems, Inc., ("Deltec"), one of the world's largest manufacturers and marketers of off-line and line-interactive small UPS systems, from Fiskars Oy Ab ("Fiskars") and an affiliated company. The purchase price of approximately $194.8 million (excluding transaction costs of approximately $4.0 million) was comprised of $165.2 million in cash, 825,000 shares of the Company's common stock valued at $14 per share, and 1,000,000 shares of the Company's Series G redeemable convertible preferred stock (the "Series G Preferred Stock") valued at $18 per share. See Note 6 for a description of the Series G Preferred Stock. The cash purchase price included a $158.5 million fixed amount as stated in the acquisition agreement; $3.7 million representing a portion of the excess cash that remained in Deltec following the closing; and a prepayment of $3.0 million related to a variable purchase price adjustment. The purchase price will be adjusted upward or downward to the extent the closing date net book value (as adjusted for certain excluded assets and liabilities) differs from an amount stated in the acquisition agreement. Such determination is expected to be made within 90 days of the closing date, as provided in the acquisition agreement.

The Company financed the cash portion of the purchase price from the net proceeds of the sale of $125 million of ten-year senior subordinated notes and borrowings under a new $175 million senior credit facility (see Note 4). In addition, under the terms of the acquisition agreement, the Company paid $4.0 million to Fiskars in payment of certain interest carrying costs associated with Fiskars' agreement to extend the time for closing the Deltec acquisition.

                         EXIDE ELECTRONICS GROUP, INC.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated on a preliminary basis to the net assets acquired based on their estimated fair values. This preliminary allocation resulted in the recording of a write-up of property, plant and equipment of approximately $4 million; identifiable intangible assets of approximately $21 million, consisting primarily of trademarks, patents and other non-current assets; inventory and other current assets of approximately $5.5 million; in-process research and development costs of $5.0 million; and deferred income taxes and other accrued liabilities of approximately $10.2 million. These assets are being amortized over 1-10 years, except for in-process research and development costs which were expensed immediately. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $140 million, which has been accounted for as goodwill and is being amortized over 40 years. The Company is evaluating the final purchase price allocation, which may impact amounts recorded as of March 31, 1996.

In connection with the acquisition, the Company recorded approximately $11.6 million of non-recurring expenses, including $5.0 million to write-off purchased in-process research and development costs and $6.6 million for restructuring and other costs primarily related to the acquisition. Restructuring costs consisted primarily of reserves for severance and asset valuations.

Deltec's accounts and results of operations are included in the Company's financial statements from March 13, 1996 forward. The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Deltec had been acquired as of the beginning of each of the periods presented:


(In thousands, except per share data)              Six Months ended March 31,
                                                        1996       1995
                                                      -------    --------
   Revenues                                          $255,890    $241,683
   Net loss                                          $(13,092)   $(15,274)
   Fully diluted loss per share                        $(1.60)     $(1.58)

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been consummated on the first day of each period presented. In addition, they are not intended to be a projection of future results and do not reflect any cost savings that may be achieved from combined operations or any future non-recurring costs which may be incurred to implement cost savings.

                         EXIDE ELECTRONICS GROUP, INC.

NOTE 3 - INVENTORIES

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost or market, and consist of the following (in thousands):

                                              March 31,   Sept. 30,    March 31,
                                                   1996        1995         1995
                                                   ----        ----         ----
Raw materials and supplies                      $44,675     $27,989      $21,487
Work in process                                   6,584       6,064        7,709
Finished goods                                   37,389      24,054       22,652
Service parts                                    19,122      14,783       14,647
                                                 ------      ------       ------
                                               $107,770     $72,890      $66,495
                                                =======     =======      =======

NOTE 4 - LONG-TERM DEBT

In March 1996, the Company refinanced its domestic bank credit facilities with a $175 million senior secured bank package (the "New Credit Facility") comprised of a $125 million revolving credit facility and a $50 million term loan. Borrowings under the revolving credit facility are limited to specified amounts of eligible accounts receivable and inventories. Outstanding borrowings are secured by substantially all the inventories and accounts receivable of the Company, and the pledge of all of the capital stock of all of the Company's material domestic and foreign subsidiaries. The pledge of the capital stock of each foreign subsidiary is limited to 66% of the capital stock of such foreign subsidiary. Amounts outstanding under the New Credit Facility bear interest at LIBOR plus 250 basis points, or the bank's base rate plus 150 points, as defined. The average unutilized daily commitment incurs a commitment fee of .50% per annum, and letters of credit bear a fee of 2.50% per annum.

Both the term portion and the revolver portion of the New Credit Facility require periodic (not more than quarterly) payments of accrued and unpaid interest. The Company is permitted to prepay the principal amount of the New Credit Facility. The Company is obligated to repay during each fiscal year an aggregate principal amount of the term loan equal to the amount set forth below opposite each fiscal year (in thousands):

Fiscal year                              Annual Amount
1996........................................$2,500
1997.........................................6,667
1998.........................................8,333
1999........................................10,833
2000........................................14,167
2001.........................................7,500

Any principal amount of the term loan and any amounts due under the revolver that remain unpaid on the fifth anniversary of the closing of the New Credit Facility (the "Maturity Date") are required to be repaid in full on the Maturity Date.

                         EXIDE ELECTRONICS GROUP, INC.

The Company is subject to certain financial covenants, including maintaining specified fixed charge coverage and leverage ratios, and minimum net worth and EBITDA. The New Credit Facility also contains restrictive covenants which, among other things, limit the Company's ability to incur additional debt, pay dividends, consummate certain acquisitions, make certain asset sales, and permit certain liens. At March 31, 1996, the Company was in compliance with all applicable covenants and had borrowings of $136.3 million outstanding under the New Credit Facility, including $86.3 million outstanding under the revolving credit facility.

Under the terms of the New Credit Facility, the Company is required to hedge its interest rate risk. As of April 30, 1996, the Company had entered into several two-year interest rate cap agreements for a combined notional principal amount of $65 million, which capped the Company's floating rate LIBOR index to a weighted average rate of 6.5%. Premiums paid for the interest rate cap agreements have been capitalized and will be amortized and shown as interest expense over the terms of the caps. Unamortized premiums are included with other assets in the accompanying consolidated balance sheet. There are no receivables under the cap agreements at March 31, 1996. In the future, such amounts will be accrued as a reduction of interest expense.

In March 1996, the Company issued 125,000 units (the "Units") comprised of $125 million of 11.5% senior subordinated notes (the "Notes") and warrants (the "Warrants") to purchase 643,750 shares of the Company's common stock. Each Unit consists of one $1,000 note and one detachable Warrant to acquire 5.15 shares of the Company's common stock at an exercise price of $13.475 per share, subject to adjustment in certain events. The Notes were recorded net of a discount equal to the value of the Warrants. See Note 5 of the notes to consolidated financial statements. Interest on the Notes is payable semi-annually on March 15 and September 15, commencing on September 15, 1996. The Notes are callable at the option of the Company, in whole or in part, on or after March 15, 2001, at predetermined redemption prices. The Notes are due and the Warrants expire on March 15, 2006.

The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, and rank senior in right of payment to all future subordinated indebtedness of the Company. The Notes are jointly and severally guaranteed on a senior subordinated basis by each of the Company's existing and future domestic subsidiaries. Certain of the Company's subsidiaries are foreign subsidiaries and will not, therefore, be guarantors. See Note 7 for supplemental condensed consolidating financial information.

The holders of the Warrants have no voting rights and no right to receive dividends. The holders of the Warrants have no liquidation rights in the event of a liquidation, dissolution, or winding-up of the Company.

NOTE 5  - COMMON SHAREHOLDERS' EQUITY

In September 1992, the Company sold $15 million of convertible subordinated notes (the "Convertible Notes"). In October 1995, the holder of the Convertible Notes exercised its option to convert the Convertible Notes into 1,146,789 shares of the Company's common stock.

During the first quarter of fiscal 1996, the Company's treasury stock transactions included: (1) the repurchase of approximately 444,000 shares of its common stock for approximately $7.4 million, and (2) the issuance of approximately 59,000 shares of its common stock for approximately $.8 million under its Employee Stock Purchase Plan, which included $1.1 million credited to treasury stock and $.3 million charged to additional paid-in capital.

In March 1996, the Company issued 825,000 shares of its common stock in connection with the acquisition of Deltec. See Note 2 of the notes to consolidated financial statements. In addition, the Company issued warrants to purchase 643,750 shares of its common stock in connection with the issuance of $125 million of senior subordinated notes in March 1996. The fair value of the Warrants ($3.3 million) is included in additional paid-in capital in the accompanying consolidated financial statements. See Note 4 of the notes to consolidated financial statements.

                         EXIDE ELECTRONICS GROUP, INC.

NOTE 6 - PREFERRED STOCK

In March 1996, the Company issued 1 million shares of the Company's Series G Convertible Preferred Stock valued at approximately $18 million. The Series G Preferred Stock is convertible into shares of the Company's common stock on a one-for-one basis (subject to adjustment under certain circumstances), have a per annum dividend rate of $0.80 per share through March 31, 2001 and $1.20 per share thereafter, will be subject to redemption at the option of the holder at $24 per share at any time after September 30, 2006, and will have a liquidation preference of $20 per share, plus all accrued and unpaid dividends.

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company's payment obligations under the Notes are guaranteed by certain of the Company's wholly-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statement of operations, balance sheet, and cash flow information for the Company ("Parent Company Only"), for the Guarantor Subsidiaries and for the Company's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor subsidiaries using the equity method of accounting.

As indicated in Note 2, the allocation of the Deltec purchase price is preliminary. Accordingly, the amounts allocated to the Deltec Guarantor and Non-Guarantor Subsidiaries are also preliminary.


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED MARCH 31, 1996


                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(DOLLARS IN THOUSANDS)

Product revenues.......................   $  --      $ 76,961        $21,936        $(25,078)      $ 73,819
Service revenues.......................      --        23,904          3,965              --         27,869
                                         -------   ------------   -------------   ------------   ------------
          Total revenues...............      --       100,865         25,901         (25,078)       101,688
                                         -------   ------------   -------------   ------------   ------------
Product cost of revenues...............      --        61,713         17,072         (25,206)        53,579
Service cost of revenues...............      --        16,996          2,427              --         19,423
                                         -------   ------------   -------------   ------------   ------------
          Total cost of revenues.......      --        78,709         19,499         (25,206)        73,002
                                         -------   ------------   -------------   ------------   ------------
     Gross profit......................      --        22,156          6,402             128         28,686
Selling, general and administrative
  expense..............................   1,923        14,585          4,517              --         21,025
Research and development expense.......      --         2,477            100              --          2,577
Acquisition and restructuring expense..      --         9,921          1,700              --         11,621
                                         -------   ------------   -------------   ------------   ------------
          Income (loss) from
            operations.................  (1,923)       (4,827)            85             128         (6,537)
Interest expense.......................   5,380         1,884            171              --          7,435
Interest income........................     (87)          (40)           (53)             --           (180)
Other (income) expense.................      --            93            (25)             --             68
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before income taxes......  (7,216)       (6,764)            (8)            128        (13,860)
Provision for (benefit from) income
  taxes................................  (2,526)       (2,416)            73              --         (4,869)
                                         -------   ------------   -------------   ------------   ------------
Loss before equity in loss
  of consolidated subsidiaries.........  (4,690)       (4,348)           (81)            128         (8,991)
Equity in loss of consolidated
  subsidiaries.........................  (4,301)          (81)            --           4,382             --
                                         -------   ------------   -------------   ------------   ------------
Net income (loss)...................... $(8,991)     $ (4,429)       $   (81)       $  4,510       $ (8,991)
                                         =======    =========     ===========      =========      =========

                         EXIDE ELECTRONICS GROUP, INC.

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 1995



                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(DOLLARS IN THOUSANDS)

Product revenues.......................   $  --      $ 56,115        $13,981        $ (9,687)      $ 60,409
Service revenues.......................      --        27,210          3,649              --         30,859
                                         -------   ------------   -------------   ------------   ------------
          Total revenues...............      --        83,325         17,630          (9,687)        91,268
                                         -------   ------------   -------------   ------------   ------------
Product cost of revenues...............      --        44,708         10,734          (9,463)        45,979
Service cost of revenues...............      --        19,108          2,278              --         21,386
                                         -------   ------------   -------------   ------------   ------------
          Total cost of revenues.......      --        63,816         13,012          (9,463)        67,365
                                         -------   ------------   -------------   ------------   ------------
     Gross profit......................      --        19,509          4,618            (224)        23,903
Selling, general and administrative
  expense..............................      76        14,286          3,156              --         17,518
Research and development expense.......      --         2,442             --              --          2,442
Acquisition and restructuring expense..   3,700         2,500             --              --          6,200
                                         -------   ------------   -------------   ------------   ------------
          Income (loss) from
            operations.................  (3,776)          281          1,462            (224)        (2,257)
Interest expense.......................     328           673            117              --          1,118
Interest income........................     (77)            9            (21)             --            (89)
Other (income) expense.................      --          (689)           105               7           (577)
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before income taxes......  (4,027)          288          1,261            (231)        (2,709)
Provision for (benefit from) income
  taxes................................    (502)          139            228              --           (135)
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before equity in income
  of consolidated subsidiaries.........  (3,525)          149          1,033            (231)        (2,574)
Equity in income of consolidated
  subsidiaries.........................     951         1,033             --          (1,984)            --
                                         -------   ------------   -------------   ------------   ------------
Net income (loss)...................... $(2,574)     $  1,182        $ 1,033        $ (2,215)      $ (2,574)
                                         =======    =========     ===========      =========      =========


                         EXIDE ELECTRONICS GROUP, INC.

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      SIX MONTHS ENDED MARCH 31, 1996


                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(DOLLARS IN THOUSANDS)

Product revenues.......................   $  --      $135,594        $37,380        $(41,496)      $131,478
Service revenues.......................      --        46,599          7,119            (205)        53,513
                                         -------   ------------   -------------   ------------   ------------
          Total revenues...............      --       182,193         44,499         (41,701)       184,991
                                         -------   ------------   -------------   ------------   ------------
Product cost of revenues...............      --       108,961         28,834         (41,708)        96,087
Service cost of revenues...............      --        33,613          4,595            (205)        38,003
                                         -------   ------------   -------------   ------------   ------------
          Total cost of revenues.......      --       142,574         33,429         (41,913)       134,090
                                         -------   ------------   -------------   ------------   ------------
     Gross profit......................      --        39,619         11,070             212         50,901
Selling, general and administrative
  expense..............................   2,044        28,755          7,683              --         38,482
Research and development expense.......      --         4,986            100              --          5,086
Acquisition and restructuring expense..      --         9,921          1,700              --         11,621
                                         -------   ------------   -------------   ------------   ------------
          Income (loss) from
            operations.................  (2,044)       (4,043)         1,587             212         (4,288)
Interest expense.......................   5,414         3,227            291              --          8,932
Interest income........................    (118)          (40)           (53)             --           (211)
Other (income) expense.................      --          (144)           329              --            185
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before income taxes......  (7,340)       (7,086)         1,020             212        (13,194)
Provision for (benefit from) income
  taxes................................  (2,570)       (2,368)           322              --         (4,616)
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before equity in income
  (loss) of consolidated subsidiaries..  (4,770)       (4,718)           698             212         (8,578)
Equity in income (loss) of consolidated
  subsidiaries.........................  (3,808)          698             --           3,110             --
                                         -------   ------------   -------------   ------------   ------------
Net income (loss)...................... $(8,578)     $ (4,020)       $   698        $  3,322       $ (8,578)
                                         =======    =========     ===========      =========      =========

                         EXIDE ELECTRONICS GROUP, INC.

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        SIX MONTHS ENDED MARCH 31, 1995



                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(DOLLARS IN THOUSANDS)

Product revenues.......................   $  --      $118,430        $25,865        $(19,990)      $124,305
Service revenues.......................      --        52,022          7,007              --         59,029
                                         -------   ------------   -------------   ------------   ------------
          Total revenues...............      --       170,452         32,872         (19,990)       183,334
                                         -------   ------------   -------------   ------------   ------------
Product cost of revenues...............      --        94,331         20,241         (19,533)        95,039
Service cost of revenues...............      --        36,333          4,375              --         40,708
                                         -------   ------------   -------------   ------------   ------------
          Total cost of revenues.......      --       130,664         24,616         (19,533)       135,747
                                         -------   ------------   -------------   ------------   ------------
     Gross profit......................      --        39,788          8,256            (457)        47,587
Selling, general and administrative
  expense..............................     158        27,868          6,049              --         34,075
Research and development expense.......      --         4,989             --              --          4,989
Acquisition and restructuring expense..   3,700         2,500             --              --          6,200
                                         -------   ------------   -------------   ------------   ------------
          Income (loss) from
            operations.................  (3,858)        4,431          2,207            (457)         2,323
Interest expense.......................     656         1,660            226              --          2,542
Interest income........................    (154)          (18)           (56)             --           (228)
Other (income) expense.................      --          (852)           114              --           (738)
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before income taxes......  (4,360)        3,641          1,923            (457)           747
Provision for (benefit from) income
  taxes................................    (618)        1,270            420              --          1,072
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before equity in income
  of consolidated subsidiaries.........  (3,742)        2,371          1,503            (457)          (325)
Equity in income of consolidated
  subsidiaries.........................   3,417         1,503             --          (4,920)            --
                                         -------   ------------   -------------   ------------   ------------
Net income (loss)...................... $  (325)     $  3,874        $ 1,503        $ (5,377)      $   (325)
                                         =======    =========     ===========      =========      =========


                         EXIDE ELECTRONICS GROUP, INC.

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               MARCH 31, 1996


                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(DOLLARS IN THOUSANDS)

ASSETS
Current assets
  Cash and cash equivalents............  $    --     $    498        $ 5,384       $       --      $  5,882
  Accounts receivable..................       --       91,465         32,115               --       123,580
  Intercompany accounts receivable.....       --       32,733          4,979          (37,712)           --
  Inventories..........................       --       87,685         20,378             (293)      107,770
  Other current assets.................       44       19,417          4,568               --        24,029
                                         -------   ------------   -------------   ------------   ------------
          Total current assets.........       44      231,798         67,424          (38,005)      261,261
Property, plant, and equipment, net....       --       44,623          5,750               --        50,373
Goodwill...............................       --       93,139         64,713               --       157,852
Noncurrent intercompany receivables....   91,862       65,541             --         (157,403)           --
Investment in affiliates...............  289,453       98,275             --         (387,080)          648
Other assets...........................   10,688       16,531         10,797               --        38,016
                                         -------   ------------   -------------   ------------   ------------
                                        $392,047     $549,907       $148,684       $ (582,488)     $508,150
                                         =======    =========     ===========       =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt......................  $   458     $     --        $ 7,520       $       --      $  7,978
  Accounts payable.....................   11,217       44,015         13,798               --        69,030
  Intercompany accounts payable........    5,406       17,433         14,873          (37,712)           --
  Deferred revenues....................       --       17,614          4,352               --        21,966
  Other accrued liabilities............    1,017       20,769          5,026               --        26,812
                                         -------   ------------   -------------   ------------   ------------
          Total current liabilities....   18,098       99,831         45,569          (37,712)      125,786
Long-term debt.........................  136,000          316          1,339               --       137,655
Subordinated notes.....................  121,756           --             --               --       121,756
Noncurrent intercompany payables.......       --      155,652          1,751         (157,403)           --
Deferred liabilities...................       --        4,655          2,105               --         6,760
Redeemable preferred stock.............   18,028           --             --               --        18,028
Shareholders' equity...................   98,165      289,453         97,920         (387,373)       98,165
                                         -------   ------------   -------------   ------------   ------------
                                        $392,047     $549,907       $148,684       $ (582,488)     $508,150
                                         =======    =========     ===========       =========     =========

                         EXIDE ELECTRONICS GROUP, INC.

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              SEPTEMBER 30, 1995


                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(DOLLARS IN THOUSANDS)

ASSETS
Current assets
  Cash and cash equivalents............  $    --     $    593        $ 2,194       $       --      $  2,787
  Accounts receivable..................       --       85,512         20,012               --       105,524
  Intercompany accounts receivable.....      206       39,843            791          (40,840)           --
  Inventories..........................       --       62,923         10,473             (506)       72,890
  Other current assets.................       57       12,124          1,196               --        13,377
                                         -------   ------------   -------------   ------------   ------------
          Total current assets.........      263      200,995         34,666          (41,346)      194,578
Property, plant, and equipment, net....       --       32,901          2,156               --        35,057
Goodwill...............................       --       12,224          6,514               --        18,738
Noncurrent intercompany receivables....   26,969       21,972             --          (48,941)           --
Investment in affiliates...............   85,766       18,927             --         (104,295)          398
Other assets...........................      425        6,381            874               --         7,680
                                         -------   ------------   -------------   ------------   ------------
                                        $113,423     $293,400        $44,210       $ (194,582)     $256,451
                                         =======    =========     ===========       =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt......................  $   456     $     68        $ 7,131       $       --      $  7,655
  Accounts payable.....................       --       41,100          4,941               --        46,041
  Intercompany accounts payable........    9,007       23,599          8,234          (40,840)           --
  Deferred revenues....................       --       13,021          2,581               --        15,602
  Other accrued liabilities............      355       17,153          2,230               (1)       19,737
                                         -------   ------------   -------------   ------------   ------------
          Total current liabilities....    9,818       94,941         25,117          (40,841)       89,035
Long-term debt.........................       --       65,258             --               --        65,258
Convertible subordinated notes.........   15,000           --             --               --        15,000
Noncurrent intercompany payables.......    4,838       44,103             --          (48,941)           --
Deferred liabilities...................       --        3,332             59               --         3,391
Shareholders' equity...................   83,767       85,766         19,034         (104,800)       83,767
                                         -------   ------------   -------------   ------------   ------------
                                        $113,423     $293,400        $44,210       $ (194,582)     $256,451
                                         =======    =========     ===========       =========     =========

                         EXIDE ELECTRONICS GROUP, INC.

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                       SIX MONTHS ENDED MARCH 31, 1996



                                              PARENT
                                              COMPANY     GUARANTOR     NON-GUARANTOR
                                               ONLY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                             ---------   ------------   --------------   ------------   ------------
(DOLLARS IN THOUSANDS)

Cash flows from operating activities
  Net income (loss)........................   $(8,578)     $ (4,020)        $  698         $  3,322       $ (8,578)
  Adjustments to reconcile net income to
    cash provided by (used in) operating
    activities:
    Depreciation expense....................       --         3,299            343               --          3,642
    Amortization expense....................       --         1,781            228               --          2,009
    Acquisition and restructuring provisions       --         8,866          1,700               --         10,566
    Equity in (income) loss of consolidated.
      subsidiaries..........................    3,808          (698)            --           (3,110)            --
    (Increase) decrease in accounts
      receivable............................      206        14,873         (8,516)          (3,128)         3,435
    (Increase) decrease in inventories......       --        (7,170)        (1,102)            (213)        (8,485)
    Increase in other current assets........       13        (1,908)          (753)              --         (2,648)
    Increase (decrease) in accounts
      payable...............................    7,616       (15,411)         4,313            3,128           (354)
    Increase (decrease) in other current
      liabilities...........................      662        (2,258)         1,164                1           (431)
    Other, net..............................     (736)       (3,662)        (1,945)              --         (6,343)
                                             ---------   ------------      -------       ------------   ------------
      Net cash provided by (used in)
         operating activities...............    2,991        (6,308)        (3,870)              --         (7,187)
                                             ---------   ------------      -------       ------------   ------------
Cash flows from investing activities
  Acquisitions of property, plant,
    and equipment...........................       --        (6,883)          (503)              --         (7,386)
  Acquisitions, net of cash received........ (162,976)           --             --               --       (162,976)
  Other, net................................ (132,945)     (184,526)       (61,998)         378,943           (526)
                                             ---------   ------------      -------       ------------   ------------
      Net cash provided by (used in)
         investing activities............... (295,921)     (191,409)       (62,501)         378,943       (170,888)
                                             ---------   ------------      -------       ------------   ------------
Cash flows from financing activities
  Proceeds from bank credit facilities......  140,000        57,878          2,710               --        200,588
  Payments of bank credit facilities........   (4,000)     (127,108)        (1,848)              --       (132,956)
  Issuance of subordinated debt, net
    of fees.................................  116,673            --             --               --        116,673
  Issuance of common stock warrants.........    3,259            --             --               --          3,259
  Issuance of common stock..................      142            --             --               --            142
  Purchases of treasury stock...............   (6,926)           --             --               --         (6,926)
  Preferred stock dividends and accretion...      (67)           --             --               --            (67)
  Payments of notes receivable from
    shareholders............................      215            --             --               --            215
  Other, net................................   43,634       266,743         68,808         (378,943)           242
                                             ---------   ------------      -------       ------------   ------------
      Net cash provided by (used in)
         financing activities...............  292,930       197,513         69,670         (378,943)       181,170
                                             ---------   ------------      -------       ------------   ------------
Net increase (decrease) in cash and cash
  equivalents...............................       --          (204)         3,299               --          3,095
Cash and cash equivalents, beginning of
  period....................................       --           702          2,085               --          2,787
                                             ---------   ------------      -------       ------------   ------------
Cash and cash equivalents, end of period....  $    --      $    498         $5,384         $     --       $  5,882
                                             =========   ===========    ==============   ===========    ===========


                         EXIDE ELECTRONICS GROUP, INC.

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                        SIX MONTHS ENDED MARCH 31, 1995



                                              PARENT
                                              COMPANY     GUARANTOR     NON-GUARANTOR
                                               ONLY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                             ---------   ------------   --------------   ------------   ------------
(DOLLARS IN THOUSANDS)

Cash flows from operating activities
  Net income (loss)........................  $  (325)      $  3,874        $  1,503        $ (5,377)      $   (325)
  Adjustments to reconcile net income to
    cash provided by (used in) operating
    activities:
    Depreciation expense...................       --          2,885             270              --          3,155
    Amortization expense...................       --            915             258              --          1,173
    Equity in (income) loss of consolidated
      subsidiaries.........................    (3,417)       (1,503)             --           4,920             --
    Merger and litigation provisions              --          2,200              --              --          2,200
    (Increase) decrease in accounts
      receivable...........................       --         22,114          (2,511)          2,233         21,836
    (Increase) decrease in inventories.....       --         (8,929)         (4,875)            454        (13,350)
    (Increase) decrease in other current
      assets...............................        4           (580)           (330)             --           (906)
    Increase (decrease) in accounts
      payable..............................     (756)        (2,600)          1,862          (2,233)        (3,727)
    Increase (decrease) in other current
      liabilities..........................      (17)        (4,670)          1,381               2         (3,304)
    Other, net.............................       --            824              --              --            824
                                             ---------   ------------   --------------   ------------   ------------
      Net cash provided by (used in)
         operating activities..............   (4,511)        14,530          (2,442)             (1)         7,576
                                             ---------   ------------   --------------   ------------   ------------
Cash flows from investing activities
  Acquisitions of property, plant, and
    equipment..............................       --         (4,986)           (373)             --         (5,359)
  Other, net...............................    1,629         (3,881)            (36)          1,921           (367)
                                             ---------   ------------   --------------   ------------   ------------
      Net cash provided by (used in)
         investing activities..............    1,629         (8,867)           (409)          1,921         (5,726)
                                             ---------   ------------   --------------   ------------   ------------
Cash flows from financing activities
  Proceeds from bank credit facilities.....       --         60,801           1,495              --         62,296
  Payments of bank credit facilities.......       --        (61,800)           (513)                       (62,313)
  Payments of industrial revenue bonds.....       --         (4,600)             --              --         (4,600)
  Issuance of common stock.................    1,089             --              --              --          1,089
  Purchases of treasury stock..............     (625)            --              --              --           (625)
  Preferred stock dividends of Exide
    Electronics............................     (395)            --              --              --           (395)
  Preferred stock dividends of IPM.........       --         (1,232)             --              --         (1,232)
  Payments of notes receivable from
    shareholders...........................      138             --              --              --            138
  Other, net...............................    2,675         (2,275)          1,458          (1,920)           (62)
                                             ---------   ------------   --------------   ------------   ------------
      Net cash provided by (used in)
         financing activities..............    2,882         (9,106)          2,440          (1,920)        (5,704)
                                             ---------   ------------   --------------   ------------   ------------
Net decrease in cash and cash
  equivalents..............................       --         (3,443)           (411)             --         (3,854)
Cash and cash equivalents, beginning of
  period...................................       --          3,754           2,132              --          5,886
                                             ---------   ------------   --------------   ------------   ------------
Cash and cash equivalents, end of period...    $  --       $    311        $  1,721        $     --       $  2,032
                                             =========   ===========    ==============   ===========    ===========

                          Exide Electronics Group, Inc.
                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition


Overview

Exide Electronics (the "Company") provides strategic power management solutions to a broad range of businesses and institutions worldwide. The Company's products are used for financial, medical, industrial, telecommunications, military, and aerospace applications -- wherever continuous power is essential to daily operations. Several factors had a significant impact on the Company's results of operations during the first six months of fiscal 1996 compared to the first six months of fiscal 1995. These factors include the acquisition of Deltec Power Systems, Inc. ("Deltec") in March 1996 and the expensing of certain costs associated with the acquisition; the impact of certain charges recorded in the second quarter of fiscal 1996 to integrate recent acquisitions; the growth in revenues of small uninterruptible power supply ("UPS") products; the overall strong growth in international sales; and the effect of declining Federal government product and service revenues. The impact of certain of these and other factors on fiscal 1995 is discussed in more depth in "Management's Discussion and Analysis of Results of Operations and Financial Condition" presented in the Company's 1995 Annual Report to Shareholders.

The Company acquired Deltec from Fiskars Oy Ab ("Fiskars") and an affiliated company on March 13, 1996. Deltec designs, manufactures, markets, sells and services a broad line of UPS products and power management software worldwide through its principal operating subsidiaries, Deltec Electronics, which is headquartered and has a plant in San Diego, California and a plant in Tijuana, Mexico, and Fiskars Power Systems, which is based and has a manufacturing facility in Espoo, Finland. Deltec's accounts and results of operations were included in the Company's financial statements from the closing date forward. During the quarter ended March 31, 1996, the Company recorded revenues of $6.6 million from the consolidation of Deltec.

The purchase price of approximately $194.8 million was comprised of approximately $165.2 million in cash, 825,000 shares of the Company's common stock, valued at $14 per share, and 1,000,000 shares of the Company's Series G Convertible Preferred Stock, valued at $18.00 per share (the "Series G Preferred Stock"). The cash purchase price included a $158.5 million fixed amount as stated in the acquisition agreement; $3.7 million represents a portion of the excess cash that remained in Deltec following the closing; and a prepayment of $3.0 million related to a variable purchase adjustment. The purchase price will be adjusted upward or downward to the extent the closing date net book value (as adjusted for certain excluded assets and liabilities) differs from an amount specified in the acquisition agreement. Such determination is expected to be made within 90 days of the closing date, as provided in the acquisition agreement. Transaction costs of approximately $4.0 million were incurred to close the acquisition. See Note 2 of Notes to consolidated financial statements, and discussion regarding financing in the "Liquidity and Financial Condition" section of this Management's Discussion and Analysis of Results of Operations and Financial Condition.

The Company's product and service offerings and its marketing, manufacturing, and research and development functions are organized into three business units: the Small Systems Group ("SSG") for all products below 50 kilovolt amperes ("kVA")(1); the Large Systems Group ("LSG") for all products of 50 kVA and above; and the Worldwide Services Group ("WSG") for all services provided by the Company. In the fourth quarter of fiscal 1995, the Company announced the formation of the Emerging Technologies Group ("ETG"). The Company formed this group to more aggressively position itself in newly emerging high-growth technology markets. ETG results are included in SSG results for the three and six months ended March 31, 1996.

- --------
1 A kilovolt ampere is a commonly-used unit of measure for electricity supplied using alternating current.

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties. Potential risks and uncertainties include, without limitation, quarterly fluctuations in results; the management of growth and integration of acquisitions; the Company's ability to generate future cash flow from operations; continued competitive pressures in the marketplace and the effect they may have on current and future inventory valuations; the effect of business restructuring on the future performance of the Company, especially the performance of the Company's employees; and other matters detailed from time to time in the company's Securities and Exchange Commission filings, including the Company's Forms 10-Q and 10-K.


Results of Operations

The following table presents, for the periods shown, statement of operations data, in millions of dollars, revenue growth for the second quarter and six months year-to-date of fiscal 1996 as compared to the same period of fiscal 1995, and selected operating statement items as a percentage of revenues.

                                                         Three Months Ended           Six Months Ended
                                                              March 31,                    March 31,
                                                     -------------------------------------------------------
                                                             1996           1995        1996      1995
                                                     -------------------------------------------------------
Revenues
   Small Systems Products                                    $47.8         $33.2        $85.7      66.3
   Large Systems Products                                     26.1          27.2         45.8      58.0
                                                     -------------------------------------------------------
     Total Products                                           73.9          60.4        131.5     124.3
  Worldwide Services Group                                    27.8          30.9         53.5      59.0
                                                     -------------------------------------------------------
      Total Revenues                                         101.7          91.3        185.0     183.3
                                                     -------------------------------------------------------

Gross Profit
   Products                                                   20.2          14.4        35.4       29.3
   Services                                                    8.5           9.5        15.5       18.3
                                                     -------------------------------------------------------
      Total Gross Profit                                      28.7          23.9        50.9       47.6
                                                     -------------------------------------------------------

Selling, general and administrative expense                   21.0          17.5        38.5       34.1
Research and development expense                               2.6           2.4         5.1        5.0
Acquisition and restructuring expense
                                                              11.6           6.2        11.6        6.2
                                                     -------------------------------------------------------
      Income (loss) from operations                           (6.5)         (2.3)       (4.3)       2.3
Interest/other                                                 7.3            .4         8.9        1.6
Provision (benefit) for income taxes                          (4.9)          (.1)       (4.6)       1.1
                                                     -------------------------------------------------------
Net loss                                                     $(9.0)        $(2.6)       (8.6)       (.3)
                                                     -------------------------------------------------------

Revenue Growth:
   Small Systems Products                                    44.0%                     29.3%
   Large Systems Products                                    (4.0)                    (21.0)
                                                     -------------------------------------------------------
     Total Products                                           22.4                      5.8
  Worldwide Services Group                                  (10.0)                     (9.3)
                                                     -------------------------------------------------------
      Total Revenues                                         11.4%                      0.9%
                                                     -------------------------------------------------------

Margin Data (as a percent of revenues):
Gross Profit
   Products                                                   27.4          23.9       26.9        23.5
   Services                                                   30.3          30.7       29.0        31.0
                                                     -------------------------------------------------------
      Total Gross Profit                                      28.2          26.2       27.5        26.0
                                                     -------------------------------------------------------

Selling, general and administrative expense                   20.7          19.2       20.8        18.6
Research and development expense                               2.5           2.7        2.7         2.7
Acquisition and restructuring expense                         11.4           6.8        6.3         3.4
                                                     -------------------------------------------------------
      Income (loss) from operations                           (6.4)         (2.5)      (2.3)        1.3
                                                     -------------------------------------------------------


Three months ended March 31, 1996 versus March 31, 1995

Total revenues increased by 11.4% to $101.7 million in the second quarter of fiscal 1996 from $91.3 million in the second quarter of fiscal 1995, due to a 22.4% increase in product sales and a 10.0% decrease in service revenues.

SSG revenues for the quarter ended March 31, 1996 increased by $14.6 million or 44.0% over the same period of the prior year. Approximately $4.3 million of this increase was due to revenues generated by the recent acquisition of Deltec. Excluding revenues from this acquisition, revenues increased by 30.8%, primarily due to increased sales in international markets, and from the acquisition of Lectro Products, Inc.("Lectro") in August 1995. SSG's international sales increased 26%, reflecting strong performance in Europe, the Middle East and Africa. Sales to Latin America remained at the same level as the prior fiscal year, due to continued economic weakness in that region. Sales to the Far East increased approximately 12% year over year. Domestic sales were affected by poor performance in the Partner Marketing channel, which sells to certain OEMs which have been restructuring their operations in the current year. Sales of the Prestige product family were especially strong, growing in excess of 50% over the same period last year. Over 60% of Prestige sales were made in international markets, consistent with the prior year. Increased revenues were generally due to a higher number of units sold, as opposed to increased unit prices.

LSG revenues for the second quarter of fiscal 1996 were 4% lower than in the same period of fiscal 1995, due primarily to the scheduled decline in sales under the Company's program with the Federal Aviation Administration (the "FAA Program"). Product revenues under the FAA Program have been declining because the Company has completed the shipment of most of the systems and related ancillary products to the various FAA sites. Excluding the effect of the Deltec acquisition, LSG revenues are expected to decline in fiscal 1996 from fiscal 1995 levels in the range of 15-20% due to the completion of the FAA shipments. Excluding the effect of this scheduled decline, LSG revenues increased over 30% for the quarter ended March 31, 1996 versus the same period in the prior year, reflecting increased sales of its Powerware Plus products both domestically and internationally. LSG revenues related to the acquisition of Deltec were $1.2 million for the three months ended March 31, 1996. Overall, the number of units shipped increased while the average selling price decreased, reflecting higher unit sales of lower kVA products. This trend is consistent with the Company's focus on commercial markets, and the growth in the mid-range market segment.

WSG revenues for the second quarter of fiscal 1996 decreased by $3.1 million or 10.0% over the same period of the prior fiscal year. WSG's commercial domestic revenues grew approximately 9.7%, due primarily to increased sales of spare parts and depot repairs, increased battery monitoring service sales, and incremental revenues generated by Deltec. Federal service revenues decreased over the prior year by approximately 33%, mainly attributable to a decline in FAA site service revenues. Excluding the effect of the Deltec acquisition, WSG revenues are expected to decline in the range of 10-15% for fiscal 1996, due to an anticipated decline in FAA site service revenues. At March 31, 1996, the Company was installing systems at eight FAA sites versus thirteen FAA sites in the prior year. The Company was also providing design services at two sites at March 31, 1996 versus eight sites at March 31, 1995. Delivery on the remainder of the FAA orders is currently scheduled through fiscal 1997. The level of FAA site service revenues will vary depending on site construction schedules and the types of services required.

Gross Profit

Gross profit increased by $4.8 million in the second quarter of fiscal 1996 over the second quarter of fiscal 1995 to $28.7 million. Gross profit as a percentage of total revenues increased to 28.2% in the second quarter of fiscal 1996 from 26.2% in the same period of fiscal 1995. Product gross profit margins rose to 27.4% in the second quarter of fiscal 1996 from 23.9% in the same period of fiscal 1995, while service margins declined slightly to 30.3% from 30.7% during that same period in fiscal 1995. The increase in product gross profit margins was due to a higher proportion of sales in the newer, higher margin Powerware Prestige product line and Powerware Plus products, and to sales of higher margin Deltec products. The Company continued to implement cost reductions and operational efficiencies to maintain competitiveness and improve margins in response to the industry trend of declining UPS prices. Service margins decreased for the quarter primarily due to higher fixed costs related to expanded facilities and depreciation on new information systems. In addition, service revenues included a higher mix of lower margin commercial services during the quarter.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $3.5 million to $21.0 million in the second quarter of fiscal 1996 (20.7% percent of revenues) from $17.5 million in the same period of fiscal 1995 (19.2% of revenues). Selling and marketing expenses increased due to incremental costs related to the operations of Deltec and the Emerging Technology Group, the launching of a new international advertising campaign, and higher commissions and incentives. Total commissions and incentives spending, and such costs as a percentage of sales, rose in the second quarter of fiscal 1996 versus 1995 due to a higher mix of commercial revenues to total revenues in the second quarter of 1996 over the same period in 1995. Variable selling expenses are generally higher for commercial revenues than for Federal revenues. General and administrative expenses rose from the prior year due primarily to the amortization of intangible assets generated by recent acquisitions and to increased spending for improved administrative and communication systems as the Company continues to invest in infrastructure improvements.

Research and Development Expense

Research and development expense increased slightly in the second quarter of fiscal 1996 compared to the same period of fiscal 1995, but decreased as a percentage of revenue to 2.5% in fiscal 1996 from 2.7% in fiscal 1995. The increase in research and development expense occurred as the Company invested in its newly formed Emerging Technologies Group, and due to incremental costs from the acquisition of Deltec.

Acquisition and Restructuring Expense

On March 13, 1996, the Company completed its acquisition of Deltec. In connection with the acquisition, the Company recorded approximately $11.6 million of non-recurring expenses, including a $5.0 million charge for purchased in-process research and development and $6.6 million for restructuring and other costs primarily related to the acquisition. Restructuring costs consisted primarily of reserves for severance and asset valuations.

During the second quarter of fiscal 1995, the Company completed its acquisition of International Power Machines, Inc. ("IPM"). With the consummation of the acquisition, which was accounted for as a pooling-of-interests, the Company recorded a non-recurring pretax charge of $3.0 million for legal, accounting, financial advisory, and other costs related to the merger. The Company also expensed approximately $2.5 million for the estimated costs of closing a duplicate operating facility and discontinuing certain duplicate product lines manufactured at that facility. In addition, the Company recorded a $.7 million pretax charge for the settlement of two lawsuits in the second quarter of fiscal 1995.

Income from Operations

As a result of the acquisition and restructuring charges in fiscal years 1996 and 1995 as discussed above, the Company generated a loss from operations of $6.5 million for the second quarter of fiscal 1996, versus a loss from operations of $2.3 million in the same period of fiscal 1995. Excluding the non-recurring items in both fiscal 1996 and 1995 discussed under "Acquisition and Restructuring Expense" and $.5 million of purchase accounting adjustments in fiscal 1996, pro forma operating income increased 41% to $5.6 million for the current quarter, compared to $3.9 million in the same quarter of fiscal 1995. This increase was due primarily to higher revenues, improved profit margins, expense controls, and cost savings resulting from the Company's recent acquisitions.

Interest/Other

Interest expense increased to $7.4 million in the second quarter of fiscal 1996 from $1.1 million in the same period of fiscal 1995. The Company recorded a one-time non-recurring charge of $4.4 million for interest paid to Fiskars Oy Ab, the former parent of Deltec, and for the write-off of remaining debt issuance costs on the Company's previous credit facility. See discussion under "Liquidity and Financial Condition." In addition, the Company incurred approximately $1.1 million in interest expense related to increased borrowings used to finance the acquisition of Deltec, including interest on $125 million of newly-issued senior subordinated notes. The remaining increase is due to increased borrowings used to finance working capital, and higher interest rates on the Company's new credit facilities.

The Company recorded other non-operating expense of $0.1 million for the second quarter of fiscal 1996 versus other income of $.6 million for the same period in the prior fiscal year. This change was primarily due to less favorable foreign currency exchange rates in fiscal 1996 than in fiscal 1995.

Provision for Income Taxes

The fiscal 1996 provision for second quarter income taxes reflects a consolidated effective tax benefit of approximately 35% as compared to a benefit of approximately 5% for the same period of fiscal 1995. The fiscal 1995 rate for the second quarter was lower due to the non-deductibility of certain merger costs recorded during that period.

Net Loss

Net loss for the second quarter of fiscal 1996 was $9.0 million, or $.97 per fully diluted share, as compared to a net loss of $2.6 million, or $.36 per fully diluted share, for the same period of fiscal 1995. Excluding the non-recurring items in both fiscal 1996 and 1995 discussed above under "Acquisition and Restructuring Expense" and "Interest/Other," pro forma net income decreased 25% to $1.7 million for the current quarter, compared to $2.2 million in the same quarter of fiscal 1995.

Six months ended March 31, 1996 versus March 31, 1995

Total revenues increased by 0.9% to $185.0 million in the six months ended March 31, 1996 from $183.3 million in the six months ended March 31, 1995, due to a 5.8% increase in product sales and a 9.3% decrease in service revenues.

SSG revenues for the six months ended March 31, 1996 increased by $19.4 million or 29.3% over the same period of the prior year. Approximately $4.3 million was due to revenues generated by the recent acquisition of Deltec. Excluding revenues from this acquisition, revenues grew by 22.4% and benefitted from the acquisition of Lectro in August 1995. International sales for the six months were approximately $43.4 million, an increase of approximately 15% that reflected strong growth in Europe, the Middle East and Africa. Increased revenues in these markets were offset by a decline in sales to Latin America, which has been affected by the economic situation in that region. Sales of the Prestige product family increased over 40% for the first six months of fiscal 1996 compared to the same period in fiscal 1995. Increased revenues were generally due to higher unit sales as opposed to increased unit prices.

LSG revenues for the six months ended March 31, 1996 were 21.0% lower than in the same period of fiscal 1995, due primarily to the scheduled decline in sales under the FAA Program. Product revenues under the FAA Program have been declining because the Company has completed the shipment of most of the systems and related ancillary products to the various FAA sites. Excluding the effect of this scheduled decline, LSG revenues increased $4.9 million or 14.6%, reflecting strong commercial sales of Powerware Plus products in both domestic and international markets.

WSG revenues for the first six months of fiscal 1996 decreased by $5.5 million or 9.3% over the same period of fiscal 1995. WSG's commercial domestic revenues grew by about 3.8% due to increased battery service sales. International service sales increased 22.0%, due to higher sales in Europe, including incremental revenues generated by the Deltec acquisition. As expected, Federal service revenues decreased over the prior year by approximately 27%, mainly attributable to the decline in FAA site service revenues.

Gross Profit

Gross profit increased by $3.3 million in the first six months of fiscal 1996 over the same period of fiscal 1995 to $50.9 million. Gross profit as a percentage of total revenues increased to 27.5% for the first six months of fiscal 1996 from 26.0% in the same period of fiscal 1995. Product gross profit margins rose to 26.9% in the first six months of fiscal 1996 from 23.5% in the same period of fiscal 1995, while service margins declined to 29.0% from 31.0% during that same period. Product gross profit margins rose due to a higher proportion of sales in the newer, higher margin Powerware Prestige product line and Powerware Plus products. The Company continued to implement cost reductions and operational efficiencies to maintain competitiveness and improve margins in response to the industry trend of declining UPS prices. Service margins decreased for the six months primarily due to higher fixed costs on expanded facilities and depreciation of new information systems, the effect of a decrease in higher-margin federal services relating to training, documentation and start-up services, and a higher mix of commercial service revenues at lower margins.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $4.4 million to $38.5 million in the first six months of fiscal 1996 (20.8% percent of revenues) from $34.1 million in the same period of fiscal 1995 (18.6% of revenues). Selling and marketing expenses increased due to incremental costs related to the consolidation of Deltec, and the Emerging Technology Group, the launching of a new international advertising campaign, and higher commissions and incentives. Total commissions and incentives spending, and such costs as a percentage of sales, rose in the first six months of fiscal 1996 versus 1995 due to a higher mix of commercial revenues to total revenues in the first six months of 1996 over the same period in 1995. Variable selling expenses are generally higher for commercial revenues than for Federal revenues. General and administrative expenses rose from the prior year due primarily to the amortization of intangible assets generated by recent acquisitions.

Research and Development Expense

Research and development expense increased slightly in the first two quarters of fiscal 1996 compared to the same period of fiscal 1995, but remained constant as a percentage of revenue at 2.7%. Increased research and development expenses related to the Company's newly formed Emerging Technologies Group and incremental costs for the consolidation of Deltec were offset by synergies achieved as the Company leveraged the technology of the companies it has recently acquired.

Acquisition and Restructuring Expense

During the second quarter of fiscal 1996, the Company completed its acquisition of Deltec. In connection with the acquisition, the Company recorded approximately $11.6 million of non-recurring expenses, including a $5.0 million charge for purchased in-process research and development and $6.6 million for restructuring and other costs primarily related to the acquisition. Restructuring costs consist primarily of reserves for severance and asset valuations.

During the second quarter of fiscal 1995, the Company completed its acquisition of International Power Machines, Inc. ("IPM"). With the consummation of the acquisition, which was accounted for as a pooling-of-interests, the Company recorded a non-recurring pretax charge of $3.0 million for legal, accounting, financial advisory, and other costs related to the merger. The Company also expensed approximately $2.5 million for the estimated costs of closing a duplicate operating facility and discontinuing certain duplicate product lines manufactured at that facility. In addition, the Company recorded a $.7 million pretax charge for the settlement of two lawsuits.

Income from Operations

As a result of the acquisition and restructuring charges discussed above, the Company generated a loss from operations of $4.3 million for the first six months of fiscal 1996, versus income from operations of $2.2 million in the same period of fiscal 1995. Excluding the non-recurring items in both fiscal 1996 and 1995 discussed under "Acquisition and Restructuring Expense" and $.5 million of purchase accounting adjustments in fiscal 1996, pro forma operating income decreased 8.3% to $7.8 million for the first six months of fiscal 1996, compared to $8.5 million in the same period of fiscal 1995. This decrease was due primarily to higher selling and marketing costs offset by improved gross margins in 1996.

Interest/Other

Interest expense increased to $8.9 million in the first six months of fiscal 1996 from $2.5 million in the same period of fiscal 1995. During the second quarter of fiscal 1996, the Company recorded a one-time non-recurring charge of $4.4 million for interest paid to Fiskars, the former parent of Deltec, and for the write-off of remaining debt issuance costs on the Company's previous credit facility. See discussion under "Liquidity and Financial Condition." In addition, the Company incurred approximately $1.1 million in interest expense during the second quarter related to increased borrowings used to finance the acquisition of Deltec, including interest on $125 million of newly-issued senior subordinated notes. The remaining increase is due to increased borrowings used to finance working capital, and higher interest rates on the Company's new credit facility.

The Company recorded other non-operating expense of $0.2 million for the second quarter of fiscal 1996 versus other income of $.7 million for the same period in the prior fiscal year. This change was primarily due to less favorable foreign currency exchange rates in fiscal 1996 than in fiscal 1995.

Provision for Income Taxes

The provision for income taxes for the first six months of fiscal 1996 reflects a consolidated effective tax benefit of approximately 35% as compared to a provision of approximately 144% for the same period of fiscal 1995. The fiscal 1995 rate was affected by the non-deductibility of certain merger costs recorded during that period.

Net Loss

Net loss for the first two quarters of fiscal 1996 was $8.6 million, or $.93 per fully diluted share, as compared to a net loss of $.3 million, or $.09 per fully diluted share, for the same period of fiscal 1995. Excluding the non-recurring charges discussed above under "Acquisition and Restructuring Expense" and "Interest/Other" and $.5 million of purchase accounting adjustments, net income would have been $2.1 million or $.21 per fully diluted share, compared to $4.4 million or $.48 per fully diluted share in the prior comparable period.

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

Liquidity and Financial Condition

At March 31, 1996, the Company had $135.5 million of working capital, as compared to $105.5 million at September 30, 1995 and $86.0 million at March 31, 1995. The increase of approximately $49.5 million in working capital from March 31, 1995 is primarily the result of an increase in accounts receivable and inventory balances, offset by increased accounts payable and accrued liabilities balances. The increase in accounts receivable balances since March 31, 1995 is primarily attributable to the increase in international revenues, which are generally outstanding for a longer period than domestic receivable balances, and a decline in receivables from the United States government, which generally turn over more quickly than commercial receivable balances. In addition, the acquisition of Deltec accounted for a net increase in working capital of $25.1 million. The increase of $30.0 million in working capital from September 30, 1995 was primarily the result of higher inventory, accounts receivable and current liabilities balances, primarily as a result of the Deltec acquisition. The increased levels of working capital have been financed primarily by use of the Company's revolving credit facility. Cash used in operations was $7.2 million in the second quarter of fiscal 1996, as compared to cash provided by operations of $7.6 million in the second quarter of fiscal 1995, primarily due to higher collections of accounts receivable in the fiscal 1995 period.

During the first six months of fiscal 1996, the Company invested approximately $7.4 million in capital expenditures, as compared to approximately $5.4 million in the same period of fiscal 1995. Capital expenditures for fiscal 1996 are expected to approximate $15-16 million, including $2-3 million relating to the fit-up of the Company's headquarters and for consolidation and integration of IPM, Lectro, and Deltec. In addition, during the second quarter of fiscal 1996, the Company invested $163.0 million of cash for the acquisition of Deltec.

In March 1996, the Company refinanced its domestic bank credit facilities with a $175 million senior secured bank package (the "New Credit Facility") comprised of a $125 million revolving credit facility and a $50 million term loan. Under the New Credit Facility, the Company is subject to certain financial covenants, including maintaining specified fixed charge coverage and leverage ratios, and minimum net worth and EBITDA. At March 31, 1996, the Company was in compliance with all applicable covenants. See Note 4 of Notes to consolidated financial statements for further discussion of the terms and conditions of the New Credit Facility.

Under the terms of the New Credit Facility, the Company is required to hedge its interest rate risk. As of April 30, 1996, the Company had entered into several two-year interest rate cap agreements for a combined notional principal amount of $65 million, which capped the Company's floating rate LIBOR index to a weighted average rate of 6.5%. Premiums paid for the interest rate cap agreements have been capitalized and will be amortized and shown as interest expense over the terms of the caps. Unamortized premiums are included with other assets in the accompanying consolidated balance sheet. There are no receivables under the cap agreements at March 31, 1996. In the future, such amounts will be accrued as a reduction of interest expense.

In March 1996, the Company issued 125,000 units (the "Units") comprised of $125 million of 11.5% senior subordinated notes (the "Notes") and warrants (the "Warrants") to purchase 643,750 shares of the Company's common stock. Each Unit consists of one $1,000 note and one detachable Warrant to acquire 5.15 shares of the Company's common stock at an exercise price of $13.475 per share, subject to adjustment in certain events. The Notes were recorded net of a discount equal to the value of the Warrants. See Notes 4 and 5 of the notes to consolidated financial statements.

The Company expects to finance its capital requirements in the future through existing cash balances, cash generated from operations, and borrowings under its existing credit facilities. Based on the current level of operations and anticipated growth, management believes that cash flow from operations, together with available borrowings under its credit facilities and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal of and interest on its indebtedness. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future working capital borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, or make necessary capital expenditures.

Litigation

During fiscal year 1995, the Company settled certain litigation. The settlement of this litigation and its effect on the Company's results of operations is described in more detail the Company's 1995 Annual Report to Shareholders and Form 10-K for the year ended September 30, 1995.

The Company is involved in various litigation proceedings incidental to its business. The defense of most of these matters is handled by the Company's insurance carriers. The Company believes that the outcome of such other pending litigation in the aggregate will not have a material adverse effect on its financial statements. See Item 1, "Legal Proceedings" elsewhere in this Form 10-Q.

Contingencies

Government Contract Matters

Sales to the Federal government accounted for approximately 16.3% and 29.6% for the six months ended March 31, 1996 and 1995, respectively, and approximately 27% and 33% of total revenues for fiscal years 1995 and 1994, respectively. The Company's contracts with the Federal government have no significant minimum purchase commitments, and the government may cease purchases under these contracts at any time for any reason. These contracts are subject to termination at the convenience of the government pursuant to the terms of the contracts. The Company's compliance with government contract regulations is audited or reviewed from time to time by government auditors, who have the right to audit the Company's records and the records of its subcontractors during and after completion of contract performance, and may recommend that certain charges be treated as unallowable and reimbursement be made to the government. The Company provides for estimated unallowable charges and voluntary refunds in its financial statements, and believes that its provisions are adequate as of March 31, 1996.

During fiscal 1995, the Company was awarded a follow-on contract with the Air Force Air Logistics Command. This is a three-year requirements contract which permits extension of the ordering period for up to two additional one-year periods at the Government's option. Following the award of the contract, certain competitors filed protests with the General Accounting Office ("GAO"). As previously reported, the GAO sustained the contract protests. The GAO did not recommend termination of the contract, but did recommend that the Air Force revise its request for proposal, solicit new bids and then re-evaluate the award of the contract based upon these new proposals. The Company and the Air Force filed separate requests that the GAO reconsider its decision. The motions were denied, which concluded the protests. The contract award to the Company remains in effect for the present, while the Air Force acts on the GAO recommendations. In that regard, the Air Force has issued an amendment modifying certain parts of the original request for proposal that led to the contract award. That amendment solicits a responsive best and final offer from interested bidders for evaluation and contract award in August 1996. Actual revenues under the contract in effect and any potential contract resulting from the amended Air Force solicitation will depend on the specific purchases, if any, of the Air Force and other agencies which can use the contract. There have been no material purchases to date under the current contract. There can be no assurances that the current contract will remain in effect for any definite period, no assurances that the Air Force will place any orders with the Company against such contract or any assurances as to the outcome of any re-evaluation by the Air Force of the competitive bids submitted in response to the amended solicitation.


Foreign Currency Exposures

International sales accounted for approximately 34.4% and 30.0% of total revenues for the six months ended March 31, 1996 and 1995, respectively, and approximately 31% and 25% of total revenues for fiscal years 1995, and 1994, respectively. A significant portion of the Company's international sales are denominated in foreign currencies. As of March 31, 1996, approximately 29% of the Company's total assets and 15% of the Company's tangible assets were located outside the United States, primarily in Canada and Europe. Significant fluctuations in foreign currency exchange rates can result in gains or losses on foreign currency transactions, which are recorded in the consolidated statement of operations. Fluctuations in the recorded value of the Company's net investment in its international subsidiaries resulting from changes in foreign exchange rates are recorded in the cumulative translation adjustments component of common shareholders' equity. The Company hedges these risks using a combination of natural hedges such as foreign currency denominated borrowings and, from time to time, foreign currency financial instruments. European, Canadian, and Japanese currencies have been especially volatile over the last two years. As of March 31, 1996, the Company had accounts receivable and accounts payable totaling approximately $11.1 million that were exposed to fluctuations in exchange rates. These balances are spread among various currencies, primarily the French franc. No foreign currency hedge instruments were outstanding to cover these balances.

During the second quarter of fiscal 1996, the Company had foreign exchange transaction losses of approximately $37,000, and the change in the cumulative translation adjustments account decreased the recorded value of common shareholders' equity by $.1 million from December 31, 1995 to March 31, 1996.

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

                           PART II - OTHER INFORMATION

                                MARCH 31, 1996

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

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on February 27, 1996, the Company's shareholders voted as follows:

A. The following directors were elected to three year terms expiring in 1999:

     Mr. Lance L. Knox - 6,873,951 votes for, 1,269,995 votes abstained
     Mr. Wayne L. Clevenger - 6,913,051 votes for, 1,230,895 votes abstained

     All other directors continued in office.

B. The firm of Arthur Andersen LLP was approved as independent public accountants for the fiscal year ending September 30, 1996, with 6,945,194 votes for, 49,916 votes against, and 1,148,836 votes abstained.

There were no other matters to be voted upon.

ITEM 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

      Exhibit
      Number   Description


         2     Stock Purchase Agreement by and between Exide Electronics
               Group, Inc. and Fiskars Oy Ab, Fiskars Holding, Inc. and Deltec Power Systems, Inc, dated November 16, 1995 (filed as Exhibit to the Company's Current Report on Form 8-K dated November 17, 1995 (File No. 0-18106), and incorporated by reference herein).

        2.1 Letter Agreement to Amend Stock Purchase Agreement by and between Exide and Deltec Power Systems, Inc., dated February 9, 1996 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K/A dated February 21, 1996 (File No. 0-18106), and incorporated by reference herein).

        4.1 Form of Certificate of Designation of the Series G Preferred Stock of Exide Electronics Group, Inc. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K/A dated February 21, 1996 (File No. 0-18106), and incorporated by reference herein).

        11     Statement of Computation of Per Share Earnings.

        27     Financial Data Schedule.


    (b) Reports on Form 8-K

The Company filed a report on Form 8-K dated February 21, 1996 under Item 5, Other Events, to insure that public markets had equal access to certain projections and pro-forma financial information distributed in connection with the Company's private placement of senior subordinated notes under Rule 144A. The proceeds of the offering were used to partially finance the purchase of Deltec Power Systems, Inc. from Fiskars OY AB.

     The Company subsequently filed a report on Form 8-K/A dated February 21, 1996, for the purpose of amending the previous Form 8-K discussed above. The Form 8-K/A amends Footnote 18 to the Company's Annual Consolidated Financial Statements and Footnote 6 to the Company's Interim Consolidated Financial Statements; added certain pages to the Interim Consolidated Financial Statements of Deltec Power Systems, Inc.; and amended Section D.5 of the Certificate of Designation of the Series G Preferred Stock of Exide Electronics Group, Inc.

     The Company filed a Current Report on Form 8-K under Item 2 to report the consummation of the purchase of Deltec Power Systems, Inc. on March 13, 1996. The financial statements required by Item 7 were also filed under the cover of this Form 8-K.

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



Date:  May 15, 1996     By:  /s/Marty R. Kittrell

                                  Marty R. Kittrell
                                  Vice President and
                                  Chief Financial Officer

                          EXIDE ELECTRONICS GROUP, INC.

                            EXHIBIT INDEX - FORM 10-Q

                                MARCH 31, 1996
      Exhibit
      Number   Description


         2     Stock Purchase Agreement by and between Exide Electronics
               Group, Inc. and Fiskars Oy Ab, Fiskars Holding, Inc. and Deltec Power Systems, Inc, dated November 16, 1995 (filed as Exhibit to the Company's Current Report on Form 8-K dated November 17, 1995 (File No. 0-18106), and incorporated by reference herein).

        2.1 Letter Agreement to Amend Stock Purchase Agreement by and between Exide and Deltec Power Systems, Inc., dated February 9, 1996 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K/A dated February 21, 1996 (File No. 0-18106), and incorporated by reference herein).

        4.1 Form of Certificate of Designation of the Series G Preferred Stock of Exide Electronics Group, Inc. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K/A dated February 21, 1996 (File No. 0-18106), and incorporated by reference herein).

        11     Statement of Computation of Per Share Earnings.

        27     Financial Data Schedule.