Form 10-Q
period 1996-06-30
EXIDE ELECTRONICS GROUP INC
filed 1996-08-14
CIK 772372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1996           Commission File No. 0-18106


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

      Yes [  x  ]                                     No [     ]


As of August 7, 1996, 9,980,587 shares of the Registrant's $0.01 par value common stock were outstanding.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)



                                                         Three Months Ended             Nine Months Ended
                                                              June 30,                       June 30,
                                                        --------------------           --------------------
                                                          1996         1995              1996         1995
                                                          ----         ----              ----         ----

Revenues
   Products                                           $  97,080    $  68,614         $ 228,558    $ 192,919
   Services                                              33,374       30,232            86,887       89,261
                                                         ------       ------            ------       ------
     Total revenues                                     130,454       98,846           315,445      282,180
                                                         ------       ------            ------       ------
Cost of revenues
   Products                                              69,517       50,715           165,604      145,754
   Services                                              21,191       20,713            59,194       61,421
                                                         ------       ------            ------       ------
     Total cost of revenues                              90,708       71,428           224,798      207,175
                                                         ------       ------            ------       ------
   Gross profit                                          39,746       27,418            90,647       75,005

Selling, general and administrative expense              29,716       17,194            68,198       51,269
Research and development expense                          3,895        2,397             8,981        7,386
Acquisition and restructuring expense                     3,000           --            14,621        6,200
                                                          -----        -----             -----        -----
   Income (loss) from operations                          3,135        7,827            (1,153)      10,150

Interest expense                                          7,129        1,373            16,061        3,915
Interest income                                            (134)        (131)             (345)        (359)
Other (income) expense                                     (105)         170                80         (568)
                                                            ---         ----               ---         ----
   Income (loss) before income taxes                     (3,755)       6,415           (16,949)       7,162

Provision (benefit) for income taxes                     (1,062)       2,322            (5,678)       3,394
Minority interest in joint ventures                         285           --               285           --
                                                          -----        -----             -----        -----
   Net income (loss)                                  $  (2,978)   $   4,093         $ (11,556)   $   3,768
                                                      =========    =========         =========    =========
Preferred stock dividends and accretion                     342          197               409          592
                                                            ---          ---               ---          ---
Net income (loss) applicable to common shareholders   $  (3,320)   $   3,896         $ (11,965)   $   3,176
                                                      =========    =========         =========    =========
Per Share Amounts
Primary
   Net income (loss)                                  $   (0.33)   $    0.49         $   (1.26)   $    0.40
                                                      =========    =========         =========    =========
   Weighted average number of common and equivalent
      shares outstanding                                  9,978        7,903             9,461        7,845
                                                          =====        =====             =====        =====
Fully diluted
   Net income (loss)                                  $   (0.33)   $    0.44         $   (1.26)   $    0.40
                                                      =========    =========         =========    =========
   Weighted average number of common and equivalent
      shares outstanding                                  9,980        9,768             9,461        7,986
                                                          =====        =====             =====        =====

The accompanying notes are an integral part of these financial statements.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(unaudited; dollars in thousands)



                                                       June 30,  September 30,  June 30,
                                                          1996        1995          1995
                                                          ----        ----          ----
Assets
Current assets

   Cash and cash equivalents                         $   9,727    $   2,787     $   2,019
   Accounts receivable                                 127,363      105,524        94,072
   Inventories                                          96,522       72,890        74,611
   Other current assets                                 19,873       13,377        12,826
                                                        ------       ------        ------
      Total current assets                             253,485      194,578       183,528
                                                       -------      -------       -------
Property, plant, and equipment
   Land, buildings, and leasehold improvements          13,434        9,931         8,960
   Machinery and equipment                              78,098       61,519        59,958
                                                        ------       ------        ------
                                                        91,532       71,450        68,918
   Accumulated depreciation                             41,946       36,393        36,136
                                                        ------       ------        ------
                                                        49,586       35,057        32,782
Goodwill                                               157,287       18,738         8,940
Other intangible assets                                 27,637        2,213         1,839
Other assets                                            14,146        5,865         8,103
                                                        ------       ------        ------
                                                     $ 502,141    $ 256,451     $ 233,353
                                                     =========    =========     =========

Liabilities, Redeemable Preferred Stock, & Common Shareholders' Equity

Current liabilities

   Short-term debt                                   $  12,047    $   7,655     $   5,649
   Accounts payable                                     65,432       46,041        48,024
   Deferred revenues                                    22,996       15,602        15,242
   Other accrued liabilities                            31,501       19,737        19,104
                                                        ------       ------        ------
      Total current liabilities                        131,976       89,035        88,019
                                                        ------       ------        ------
Long-term debt                                         128,343       65,258        47,300
                                                        ------       ------        ------
Subordinated notes                                     121,838       15,000        15,000
                                                        ------       ------        ------
Deferred liabilities                                     6,454        3,391         2,926
                                                         -----        -----         -----
Redeemable preferred stock                              18,170            -        10,000
                                                        ------       ------        ------
Common shareholders' equity
   Common stock, $0.01 par value, 30,000,000
    shares authorized; shares issued - 10,367,255
    at June 30, 1996, 8,376,341 at September 30,
    1995, and 7,776,692 at June 30, 1995                   104           84            78
   Additional paid-in capital                           87,406       58,190        48,274
   Retained earnings                                    20,762       32,437        28,818
   Cumulative translation adjustments                   (1,330)      (1,404)       (1,496)
                                                        ------       ------        ------
                                                       106,942       89,307        75,674
   Less:  Notes receivable from shareholders            (5,233)      (5,520)       (5,444)
          Treasury stock, 386,668 shares at June
           30, 1996, 926 shares at September
           30, 1995 and 5,684 shares
           at June 30, 1995                             (6,349)         (20)         (122)
                                                          ----         ----          ----
                                                        95,360       83,767        70,108
                                                        ------       ------        ------
                                                     $ 502,141    $ 256,451     $ 233,353
                                                     =========    =========     =========

The accompanying notes are an integral part of these financial statements.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited; in thousands)

                                                                 Nine Months Ended
                                                                     June 30,
                                                                -------------------
                                                                  1996        1995
                                                                  ----        ----
Cash flows from operating activities

   Net income (loss)                                           $(11,556)   $  3,768
     Adjustments to reconcile net income (loss) to
       cash provided by (used in) operating activities:
       Depreciation expense                                       6,317       4,684
       Amortization expense                                       7,413       1,896
       Non-cash acquisition and restructuring provisions         13,025       2,200
       (Increase) decrease in accounts receivable                  (348)     11,614
       Increase in inventories                                     (700)    (21,829)
       (Increase) decrease in other current assets                  196        (218)
       Increase (decrease) in accounts payable                   (3,952)      3,066
       Increase (decrease) in other current liabilities           2,288      (1,266)
       Other, net                                                (9,261)         58
                                                                   ----      ------
       Net cash provided by operating activities                  3,422       3,973
                                                                  -----       -----
Cash flows from investing activities
   Acquisitions of property, plant, and equipment                (9,496)     (9,428)
   Acquisitions, net of cash received                          (162,976)          -
   Other, net                                                      (304)       (503)
                                                                   ----      ------
       Net cash used in investing activities                   (172,776)     (9,931)
                                                                 ------      ------
Cash flows from financing activities
   Proceeds from bank credit facilities, net of fees            224,640      93,334
   Payments of bank credit facilities                          (162,210)    (85,200)
   Payment on industrial revenue bonds                                -      (4,600)
   Issuance of senior subordinated debt, net of fees            116,673           -
   Issuance of common stock warrants                              3,259           -
   Issuances of common stock                                        187       1,159
   Purchases of treasury stock                                   (6,926)       (625)
   Preferred stock dividends of Exide Electronics                     -        (789)
   Preferred stock dividends of IPM                                   -      (1,232)
   Payments of notes receivable from shareholders                   215         112
   Other, net                                                       456         (68)
                                                                   ----        ----
       Net cash provided by financing activities                176,294       2,091
                                                                  -----      ------
Net increase (decrease) in cash and cash equivalents              6,940      (3,867)

Cash and cash equivalents, beginning of period                    2,787       5,886
                                                                  -----       -----
Cash and cash equivalents, end of period                       $  9,727    $  2,019
                                                               ========    ========

Supplemental cash flow disclosures
    Interest paid, net of amounts capitalized                  $ 11,036    $  3,758
    Income taxes paid                                          $  2,157    $  1,855

The accompanying notes are an integral part of these financial statements.

EXIDE ELECTRONICS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Exide Electronics Group, Inc. (the "Company") and its subsidiaries. The Company designs, manufactures, markets, and services a broad line of uninterruptible power systems ("UPS") products that protect computers and other sensitive electronic equipment against electrical power distortions and interruptions. The Company's products are used principally for networking, financial, medical, industrial, telecommunications, military, and aerospace applications throughout the world.

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended June 30, 1996 and 1995. The results of operations for the three and nine month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - ACQUISITION OF DELTEC

On March 13, 1996, the Company completed its acquisition of Deltec Power Systems, Inc. ("Deltec"), one of the world's largest manufacturers and marketers of off-line and line-interactive small UPS systems, from Fiskars Oy Ab ("Fiskars") and an affiliated company. The purchase price of approximately $194.8 million (excluding transaction costs of approximately $4.5 million) was comprised of $165.2 million in cash, 825,000 shares of the Company's common stock valued at $14 per share, and 1,000,000 shares of the Company's Series G redeemable convertible preferred stock (the "Series G Preferred Stock") valued at $18 per share. See Note 6 for a description of the Series G Preferred Stock. The cash purchase price included a $158.5 million fixed amount as stated in the acquisition agreement; $3.7 million representing a portion of the excess cash that remained in Deltec following the closing; and a prepayment of $3.0 million related to a variable purchase price adjustment. The purchase price will be adjusted upward or downward to the extent the closing date net book value (as adjusted for certain excluded assets and liabilities) differs from an amount stated in the acquisition agreement. Such determination is expected to be substantially completed by the end of fiscal 1996.

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

                         EXIDE ELECTRONICS GROUP, INC.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated on a preliminary basis to the net assets acquired based on their estimated fair values. This preliminary allocation resulted in the recording of a write-up of property, plant and equipment of approximately $4 million; identifiable intangible assets of approximately $21 million, consisting primarily of trademarks, patents and other non-current assets; inventory and other current assets of approximately $5.5 million, in-process research and development costs of $5.0 million, and deferred income taxes and other accrued liabilities of approximately $10.2 million. These assets are being amortized over 1-10 years, except for in-process research and development costs which were expensed immediately. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $140 million, which has been accounted for as goodwill and is being amortized over 40 years. The Company is currently completing its purchase price allocation and does not expect the final amounts to be materially different from those presented above.

In connection with the acquisition, the Company recorded approximately $11.6 million of non-recurring expenses, including $5.0 million to write-off purchased in-process research and development costs and $6.6 million for restructuring and other costs related to the acquisition, primarily reserves for severance and asset valuations.

As a result of continuing efforts to integrate the manufacturing and logistical activities of Exide Electronics and Deltec, the Company recorded additional non-recurring expenses of $3.0 million in June 1996, which consisted of restructuring costs related to the closing of the Company's Dallas manufacturing facility and the relocation of production to Raleigh, North Carolina.

Deltec's accounts and results of operations are included in the Company's financial statements from March 13, 1996 forward. The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Deltec had been acquired as of the beginning of each of the periods presented:


(In thousands, except per share data)              Nine Months ended June 30,
                                                        1996       1995
                                                      -------    --------
   Revenues                                          $386,344    $368,218
   Net loss                                          $(14,792)   $(14,968)
   Fully diluted loss per share                        $(1.58)     $(1.64)

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been consummated on the first day of each period presented. In addition, they are not intended to be a projection of future results and do not reflect any cost savings that may be achieved from combined operations or any future non-recurring costs which may be incurred to implement cost savings. The pro forma results are based upon a preliminary allocation of the purchase price, as discussed above.

                         EXIDE ELECTRONICS GROUP, INC.

NOTE 3 - INVENTORIES

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost or market, and consist of the following (in thousands):

                                               June 30,   Sept. 30,     June 30,
                                                   1996        1995         1995
                                                   ----        ----         ----
Raw materials and supplies                      $37,135     $27,989      $26,654
Work in process                                   6,989       6,064        7,840
Finished goods                                   33,905      24,054       25,976
Service parts                                    18,493      14,783       14,141
                                                 ------      ------       ------
                                               $ 96,522     $72,890      $74,611
                                                =======     =======      =======

NOTE 4 - LONG-TERM DEBT

In March 1996, the Company refinanced its domestic bank credit facilities with a $175 million senior secured bank package (the "New Credit Facility") comprised of a $125 million revolving credit facility and a $50 million term loan. Borrowings under the revolving credit facility are limited to specified amounts of eligible accounts receivable and inventories. Outstanding borrowings are secured by substantially all the inventories and accounts receivable of the Company, and the pledge of all of the capital stock of all of the Company's material domestic subsidiaries and 66% of its foreign subsidiaries. Amounts outstanding under the New Credit Facility bear interest at LIBOR plus 250 basis points, or the bank's base rate plus 150 points, as defined. The average unutilized daily commitment incurs a commitment fee of .50% per annum, and letters of credit bear a fee of 2.50% per annum.

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

                         EXIDE ELECTRONICS GROUP, INC.

The Company is subject to certain financial covenants, including maintaining specified fixed charge coverage and leverage ratios, and minimum net worth and EBITDA. The New Credit Facility also contains restrictive covenants which, among other things, limit the Company's ability to incur additional debt, pay dividends, consummate certain acquisitions, make certain asset sales, and permit certain liens. The Company and its lending group modified certain financial covenants as of June 30, 1996, which enabled the Company to be in compliance with the New Credit Facility as of that date. At June 30, 1996, The Company had borrowings of $126.8 million outstanding under the New Credit Facility, including $78.0 million outstanding under the revolving credit facility.

Under the terms of the New Credit Facility, the Company is required to hedge its interest rate risk. As of April 30, 1996, the Company had entered into several two-year interest rate cap agreements for a combined notional principal amount of $65 million, which capped the Company's floating rate LIBOR index to a weighted average rate of 6.5%. Premiums paid for the interest rate cap agreements have been capitalized and will be amortized and shown as interest expense over the terms of the caps. Unamortized premiums are included with other assets in the accompanying consolidated balance sheet. There are no receivables under the cap agreements at June 30, 1996. In the future, such amounts, if any, will be accrued as a reduction of interest expense.

In March 1996, the Company issued 125,000 units (the "Units") comprised of $125 million of 11.5% senior subordinated notes (the "Notes") and warrants (the "Warrants") to purchase 643,750 shares of the Company's common stock. Each Unit consists of one $1,000 note and one detachable Warrant to acquire 5.15 shares of the Company's common stock at an exercise price of $13.475 per share, subject to adjustment in certain events. The Notes were recorded net of a discount equal to the value of the Warrants, which is being amortized over the term of the Notes. See Note 5 of the notes to consolidated financial statements. Interest on the Notes is payable semi-annually on March 15 and September 15, commencing on September 15, 1996. The Notes are callable at the option of the Company, in whole or in part, on or after March 15, 2001, at predetermined redemption prices. The Notes are due and the Warrants expire on March 15, 2006.

The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, and rank senior in right of payment to all future subordinated indebtedness of the Company. The Notes are jointly and severally guaranteed on a senior subordinated basis by each of the Company's existing and future domestic subsidiaries. Certain of the Company's subsidiaries are foreign subsidiaries and will not, therefore, be guarantors. See Note 7 for supplemental condensed consolidating financial information relating to the guarantor and non-guarantor subsidiaries.

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

                         EXIDE ELECTRONICS GROUP, INC.

NOTE 6 - PREFERRED STOCK

In connection with the Deltec acquisition, the Company issued 1 million shares of the Company's Series G Convertible Preferred Stock valued at approximately $18 million in March 1996. The Series G Preferred Stock is convertible into shares of the Company's common stock on a one-for-one basis (subject to adjustment under certain circumstances), have a per annum dividend rate of $0.80 per share through March 31, 2001 and $1.20 per share thereafter, is subject to redemption at the option of the holder at $24 per share at any time after September 30, 2006, and have a liquidation preference of $20 per share, plus all accrued and unpaid dividends. Under the terms of the Notes, the Company is prohibited from paying dividends under certain circumstances. Under these provisions, the Company was not permitted to pay dividends on the the Series G Preferred Stock as of June 30, 1996. Dividends in arrears have been accrued and will be paid as the indenture agreement permits.

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company's payment obligations under the Notes (see Note 4 of the notes to consolidated financial statements) are guaranteed by certain of the Company's wholly-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statement of operations, balance sheet, and statement of cash flow information for the Company ("Parent Company Only"), for the Guarantor Subsidiaries and for the Company's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor subsidiaries using the equity method of accounting. Certain reclassifications have been made to provide for uniform disclosure of all periods presented. These reclassifications are not material.

As indicated in Note 2, the allocation of the Deltec purchase price is preliminary. Accordingly, the amounts allocated to the Deltec Guarantor and Non-Guarantor Subsidiaries are also preliminary.


          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED JUNE 30, 1996


                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(DOLLARS IN THOUSANDS)


Product revenues.......................  $   --      $ 89,524        $29,533        $(21,977)      $ 97,080
Service revenues.......................      --        26,482          6,687             205         33,374
                                         -------   ------------   -------------   ------------   ------------
          Total revenues...............      --       116,006         36,220         (21,772)       130,454
                                         -------   ------------   -------------   ------------   ------------
Product cost of revenues...............      --        69,852         21,838         (22,173)        69,517
Service cost of revenues...............      --        17,705          3,281             205         21,191
                                         -------   ------------   -------------   ------------   ------------
          Total cost of revenues.......      --        87,557         25,119         (21,968)        90,708
                                         -------   ------------   -------------   ------------   ------------
     Gross profit......................      --        28,449         11,101             196         39,746
Selling, general and administrative
  expense..............................     119        20,619          8,978              --         29,716
Research and development expense.......      --         3,510            385              --          3,895
Acquisition and restructuring expense..      --         3,000             --              --          3,000
                                         -------   ------------   -------------   ------------   ------------
          Income (loss) from
            operations.................    (119)        1,320          1,738             196          3,135
Interest expense.......................   6,921           (35)           243              --          7,129
Interest income........................     (70)           27            (91)             --           (134)
Other (income) expense.................      --           218           (323)             --           (105)
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before income taxes......  (6,970)        1,110          1,909             196         (3,755)
Provision for (benefit from) income
  taxes................................  (2,296)         (141)         1,375              --         (1,062)
Minority interest in joint ventures....      --            --            285              --            285
                                         -------   ------------   -------------   ------------   ------------
Income (Loss) before equity in income
  of consolidated subsidiaries.........  (4,674)        1,251            249             196         (2,978)
Equity in income of consolidated
  subsidiaries.........................   1,696           249             --          (1,945)            --
                                         -------   ------------   -------------   ------------   ------------
Net income (loss)...................... $(2,978)     $  1,500        $   249        $ (1,749)      $ (2,978)
                                         =======     =========     ===========      =========      =========

                         EXIDE ELECTRONICS GROUP, INC.

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 1995





                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(DOLLARS IN THOUSANDS)


Product revenues.......................   $  --      $ 68,167        $13,907        $(13,460)      $ 68,614
Service revenues.......................      --        26,786          3,446              --         30,232
                                         -------   ------------   -------------   ------------   ------------
          Total revenues...............      --        94,953         17,353         (13,460)        98,846
                                         -------   ------------   -------------   ------------   ------------
Product cost of revenues...............      --        52,891         11,194         (13,370)        50,715
Service cost of revenues...............      --        18,606          2,107              --         20,713
                                         -------   ------------   -------------   ------------   ------------
          Total cost of revenues.......      --        71,497         13,301         (13,370)        71,428
                                         -------   ------------   -------------   ------------   ------------
     Gross profit......................      --        23,456          4,052             (90)        27,418
Selling, general and administrative
  expense..............................     136        13,850          3,208              --         17,194
Research and development expense.......      --         2,397             --              --          2,397
                                         -------   ------------   -------------   ------------   ------------
          Income (loss) from
            operations.................    (136)        7,209            844             (90)         7,827
Interest expense.......................     328           900            145              --          1,373
Interest income........................     (82)           (1)           (48)             --           (131)
Other (income) expense.................      --            19            153              (2)           170
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before income taxes......    (382)        6,291            594             (88)         6,415
Provision for (benefit from) income
  taxes................................    (158)        2,297            183              --          2,322
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before equity in income
  of consolidated subsidiaries.........    (224)        3,994            411             (88)         4,093
Equity in income of consolidated
  subsidiaries.........................   4,317           411             --          (4,728)            --
                                         -------   ------------   -------------   ------------   ------------
Net income ............................ $ 4,093      $  4,405        $   411        $ (4,816)      $  4,093
                                         =======    =========     ===========      =========      =========

                         EXIDE ELECTRONICS GROUP, INC.

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       NINE MONTHS ENDED JUNE 30, 1996




                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(DOLLARS IN THOUSANDS)


Product revenues.......................   $  --      $225,118        $66,913        $(63,473)      $228,558
Service revenues.......................      --        73,081         13,806              --         86,887
                                         -------   ------------   -------------   ------------   ------------
          Total revenues...............      --       298,199         80,719         (63,473)       315,445
                                         -------   ------------   -------------   ------------   ------------
Product cost of revenues...............      --       178,813         50,672         (63,881)       165,604
Service cost of revenues...............      --        51,318          7,876              --         59,194
                                         -------   ------------   -------------   ------------   ------------
          Total cost of revenues.......      --       230,131         58,548         (63,881)       224,798
                                         -------   ------------   -------------   ------------   ------------
     Gross profit......................      --        68,068         22,171             408         90,647
Selling, general and administrative
  expense..............................     304        51,233         16,661              --         68,198
Research and development expense.......      --         8,496            485              --          8,981
Acquisition and restructuring expense..   1,055        11,866          1,700              --         14,621
                                         -------   ------------   -------------   ------------   ------------
          Income (loss) from
            operations.................  (1,359)       (3,527)         3,325             408         (1,153)
Interest expense.......................  12,335         3,192            534              --         16,061
Interest income........................    (188)          (13)          (144)             --           (345)
Other expense..........................      --            74              6              --             80
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before income taxes...... (13,506)       (6,780)         2,929             408        (16,949)
Provision for (benefit from) income
  taxes................................  (4,866)       (2,509)         1,697              --         (5,678)
Minority interest in joint ventures....      --            --            285              --            285
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before equity in income
  (loss) of consolidated subsidiaries..  (8,640)       (4,271)           947             408        (11,556)
Equity in income (loss) of consolidated
  subsidiaries.........................  (2,916)          947             --           1,969             --
                                         -------   ------------   -------------   ------------   ------------
Net income (loss)......................$(11,556)     $ (3,324)       $   947        $  2,377       $(11,556)
                                         =======     =========     ===========      =========      =========

                         EXIDE ELECTRONICS GROUP, INC.

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        NINE MONTHS ENDED JUNE 30, 1995





                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(DOLLARS IN THOUSANDS)


Product revenues.......................   $  --      $186,597        $39,772        $(33,450)      $192,919
Service revenues.......................      --        78,808         10,453              --         89,261
                                         -------   ------------   -------------   ------------   ------------
          Total revenues...............      --       265,405         50,225         (33,450)       282,180
                                         -------   ------------   -------------   ------------   ------------
Product cost of revenues...............      --       147,222         31,435         (32,903)       145,754
Service cost of revenues...............      --        54,939          6,482              --         61,421
                                         -------   ------------   -------------   ------------   ------------
          Total cost of revenues.......      --       202,161         37,917         (32,903)       207,175
                                         -------   ------------   -------------   ------------   ------------
     Gross profit......................      --        63,244         12,308            (547)        75,005
Selling, general and administrative
  expense..............................     294        41,718          9,257              --         51,269
Research and development expense.......      --         7,386             --              --          7,386
Acquisition and restructuring expense..   3,700         2,500             --              --          6,200
                                         -------   ------------   -------------   ------------   ------------
          Income (loss) from
            operations.................  (3,994)       11,640          3,051            (547)        10,150
Interest expense.......................     984         2,560            371              --          3,915
Interest income........................    (236)          (19)          (104)             --           (359)
Other (income) expense.................      --          (833)           267              (2)          (568)
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before income taxes......  (4,742)        9,932          2,517            (545)         7,162
Provision for (benefit from) income
  taxes................................    (776)        3,567            603              --          3,394
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before equity in income
  of consolidated subsidiaries.........  (3,966)        6,365          1,914            (545)         3,768
Equity in income of consolidated
  subsidiaries.........................   7,734         1,914             --          (9,648)            --
                                         -------   ------------   -------------   ------------   ------------
Net income ............................ $ 3,768      $  8,279        $ 1,914        $(10,193)      $  3,768
                                         =======    =========     ===========      =========      =========

                         EXIDE ELECTRONICS GROUP, INC.

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                JUNE 30, 1996




                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(DOLLARS IN THOUSANDS)

ASSETS
Current assets
  Cash and cash equivalents............  $    --     $  3,443        $ 6,284       $       --      $  9,727
  Accounts receivable..................       --       91,907         35,456               --       127,363
  Intercompany accounts receivable.....    1,262       33,302          4,706          (39,270)           --
  Inventories..........................       --       76,819         19,799              (96)       96,522
  Other current assets.................      226       15,632          4,015               --        19,873
                                         -------   ------------   -------------   ------------   ------------
          Total current assets.........    1,488      221,103         70,260          (39,366)      253,485
Property, plant, and equipment, net....       --       43,691          5,895               --        49,586
Goodwill...............................       --       92,985         64,302               --       157,287
Noncurrent intercompany receivables....   75,462       94,566             --         (170,028)           --
Investment in affiliates...............  284,929      100,879             --         (384,887)          921
Other assets...........................    9,426       20,983         10,453               --        40,862
                                         -------   ------------   -------------   ------------   ------------
                                        $371,305     $574,207       $150,910       $ (594,281)     $502,141
                                         =======    =========     ===========       =========     =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND COMMON SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt......................  $   450     $     --        $11,597       $       --      $ 12,047
  Accounts payable.....................       --       50,261         15,171               --        65,432
  Intercompany accounts payable........    3,041       24,977         11,252          (39,270)           --
  Deferred revenues....................       --       18,842          4,154               --        22,996
  Other accrued liabilities............    5,696       20,867          4,938               --        31,501
                                         -------   ------------   -------------   ------------   ------------
          Total current liabilities....    9,187      114,947         47,112          (39,270)      131,976
Long-term debt.........................  126,750          271          1,322               --       128,343
Subordinated notes.....................  121,838           --             --               --       121,838
Noncurrent intercompany payables.......       --      170,028             --         (170,028)           --
Deferred liabilities...................       --        4,032          2,422               --         6,454
Redeemable preferred stock.............   18,170           --             --               --        18,170
Common shareholders' equity............   95,360      284,929        100,054         (384,983)       95,360
                                         -------   ------------   -------------   ------------   ------------
                                        $371,305     $574,207       $150,910       $ (594,281)     $502,141
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
                                         =======    =========     ===========       =========     =========

                         EXIDE ELECTRONICS GROUP, INC.

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                        NINE MONTHS ENDED JUNE 30, 1996





                                              PARENT
                                              COMPANY     GUARANTOR     NON-GUARANTOR
                                               ONLY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                             ---------   ------------   --------------   ------------   ------------
(DOLLARS IN THOUSANDS)

Cash flows from operating activities

  Net income (loss)........................  $(11,556)     $ (3,324)        $  947         $  2,377       $(11,556)
  Adjustments to reconcile net income to
    cash provided by (used in) operating
    activities:
    Depreciation expense....................       --         5,561            756               --          6,317
    Amortization expense....................       --         6,020          1,393               --          7,413
    Non-cash acquisition and restructuring..
      provisions............................       --        12,950             75               --         13,025
    Equity in (income) loss of consolidated.
      subsidiaries..........................    2,916          (947)            --           (1,969)            --
    (Increase) decrease in accounts
      receivable............................   (1,056)        4,855        (11,584)           7,437           (348)
    (Increase) decrease in inventories......       --           233           (523)            (410)          (700)
    Increase in other current assets........     (169)        1,206           (841)              --            196
    Increase (decrease) in accounts
      payable...............................    3,041        (1,621)         2,065           (7,437)        (3,952)
    Increase (decrease) in other current
      liabilities...........................    5,341        (3,932)           878                1          2,288
    Other, net..............................       (6)       (9,814)           559               --         (9,261)
                                             ---------   ------------      -------       ------------   ------------
      Net cash provided by (used in)
         operating activities...............   (1,489)       11,187         (6,275)              (1)         3,422
                                             ---------   ------------      -------       ------------   ------------
Cash flows from investing activities
  Acquisitions of property, plant,
    and equipment...........................       --        (8,606)          (890)              --         (9,496)
  Acquisitions, net of cash received........ (162,976)           --             --               --       (162,976)
  Other, net................................ (108,093)     (259,621)       (73,284)         440,694           (304)
                                             ---------   ------------      -------       ------------   ------------
      Net cash provided by (used in)
         investing activities............... (271,069)     (268,227)       (74,174)         440,694       (172,776)
                                             ---------   ------------      -------       ------------   ------------
Cash flows from financing activities
  Proceeds from bank credit facilities......  159,874        57,878          6,888               --        224,640
  Payments of bank credit facilities........  (33,250)     (127,108)        (1,852)              --       (162,210)
  Issuance of senior subordinated debt, net
    of fees.................................  116,673            --             --               --        116,673
  Issuance of common stock warrants.........    3,259            --             --               --          3,259
  Issuance of common stock..................      187            --             --               --            187
  Purchases of treasury stock...............   (6,926)           --             --               --         (6,926)
  Payments of notes receivable from
    shareholders............................      215            --             --               --            215
  Other, net................................   32,526       329,120         79,503         (440,693)           456
                                             ---------   ------------      -------       ------------   ------------
      Net cash provided by (used in)
         financing activities...............  272,558       259,890         84,539         (440,693)       176,294
                                             ---------   ------------      -------       ------------   ------------
Net increase in cash and cash equivalents...       --         2,850          4,090               --          6,940
Cash and cash equivalents, beginning of
  period....................................       --           593          2,194               --          2,787
                                             ---------   ------------      -------       ------------   ------------
Cash and cash equivalents, end of period....  $    --      $  3,443         $6,284         $     --       $  9,727
                                             =========   ===========    ==============   ===========    ===========

                         EXIDE ELECTRONICS GROUP, INC.

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED JUNE 30, 1995





                                              PARENT
                                              COMPANY     GUARANTOR     NON-GUARANTOR
                                               ONLY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                             ---------   ------------   --------------   ------------   ------------
(DOLLARS IN THOUSANDS)

Cash flows from operating activities

  Net income (loss)........................  $ 3,768       $  8,279        $  1,914        $(10,193)      $  3,768
  Adjustments to reconcile net income to
    cash provided by (used in) operating
    activities:
    Depreciation expense...................       --          4,295             389              --          4,684
    Amortization expense...................       --          1,503             393              --          1,896
    Equity in (income) loss of consolidated
      subsidiaries.........................   (7,734)        (1,914)             --           9,648             --
    Merger and litigation provisions              --          2,200              --              --          2,200
    (Increase) decrease in accounts
      receivable...........................       --         10,769          (2,948)          3,793         11,614
    (Increase) decrease in inventories.....       --        (17,873)         (4,498)            542        (21,829)
    (Increase) decrease in other current
      assets...............................        5            318            (541)             --           (218)
    Increase (decrease) in accounts
      payable..............................       --          4,514           2,345          (3,793)         3,066
    Increase (decrease) in other current
      liabilities..........................     (397)        (1,811)            942              --         (1,266)
    Other, net.............................       --             58              --              --             58
                                             ---------   ------------   --------------   ------------   ------------
      Net cash provided by (used in)
         operating activities..............   (4,358)        10,338          (2,004)             (3)         3,973
                                             ---------   ------------   --------------   ------------   ------------
Cash flows from investing activities
  Acquisitions of property, plant, and
    equipment..............................       --         (8,899)           (529)             --         (9,428)
  Other, net...............................      903         (2,218)             53             759           (503)
                                             ---------   ------------   --------------   ------------   ------------
      Net cash provided by (used in)
         investing activities..............      903        (11,117)           (476)            759         (9,931)
                                             ---------   ------------   --------------   ------------   ------------
Cash flows from financing activities
  Proceeds from bank credit facilities.....       --         92,167           1,167              --         93,334
  Payments of bank credit facilities.......       --        (84,567)           (633)                       (85,200)
  Payments of industrial revenue bonds.....       --         (4,600)             --              --         (4,600)
  Issuance of common stock.................    1,159             --              --              --          1,159
  Purchases of treasury stock..............     (625)            --              --              --           (625)
  Preferred stock dividends of Exide
    Electronics............................     (789)            --              --              --           (789)
  Preferred stock dividends of IPM.........       --         (1,232)             --              --         (1,232)
  Payments of notes receivable from
    shareholders...........................      112             --              --              --            112
  Other, net...............................    3,598         (4,141)          1,231            (756)           (68)
                                             ---------   ------------   --------------   ------------   ------------
      Net cash provided by (used in)
         financing activities..............    3,455         (2,373)          1,765            (756)         2,091
                                             ---------   ------------   --------------   ------------   ------------
Net decrease in cash and cash
  equivalents..............................       --         (3,152)           (715)             --         (3,867)
Cash and cash equivalents, beginning of
  period...................................       --          3,754           2,132              --          5,886
                                             ---------   ------------   --------------   ------------   ------------
Cash and cash equivalents, end of period...    $  --       $    602        $  1,417        $     --       $  2,019
                                             =========   ===========    ==============   ===========    ===========


                          Exide Electronics Group, Inc.
                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition


Overview

Exide Electronics (the "Company") provides Strategic Power Management solutions to a broad range of businesses and institutions worldwide. The Company's products are used for networking, financial, medical, industrial, telecommunications, military, and aerospace applications -- wherever continuous power is essential to daily operations. Several factors had a significant impact on the Company's results of operations during the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995. These factors include the acquisition of Deltec Power Systems, Inc. ("Deltec") in March 1996 and the expensing of certain costs associated with the acquisition; the impact of certain charges recorded in the second and third quarters of fiscal 1996 to integrate recent acquisitions; the growth in revenues of small uninterruptible power supply ("UPS") products; the growth in international sales; and the effect of declining Federal government product and service revenues. The impact of certain of these and other factors on fiscal 1995 is discussed in more depth in "Management's Discussion and Analysis of Results of Operations and Financial Condition" presented in the Company's 1995 Annual Report to Shareholders.

The Company acquired Deltec from Fiskars Oy Ab ("Fiskars") and an affiliated company on March 13, 1996. Deltec designs, manufactures, markets, sells and services a broad line of UPS products and power management software worldwide through its principal operating subsidiaries, Deltec Electronics, which is headquartered in San Diego, California and has a manufacturing facility in Tijuana, Mexico, and Fiskars Power Systems, which is based and has a manufacturing facility in Helsinki, Finland. Deltec's accounts and results of operations were included in the Company's financial statements from March 13, 1996 forward. During the quarter ended June 30, 1996, the Company recorded revenues of approximately $32 million from the consolidation of Deltec.

The purchase price of approximately $194.8 million was comprised of approximately $165.2 million in cash, 825,000 shares of the Company's common stock, valued at $14 per share, and 1,000,000 shares of the Company's Series G Convertible Preferred Stock, valued at $18.00 per share (the "Series G Preferred Stock"). The cash purchase price included a $158.5 million fixed amount as stated in the acquisition agreement; $3.7 million representing a portion of the excess cash that remained in Deltec following the closing; and a prepayment of $3.0 million related to a variable purchase price adjustment. The purchase price will be adjusted upward or downward to the extent the closing date net book value (as adjusted for certain excluded assets and liabilities) differs from an amount specified in the acquisition agreement. Such determination is expected to be substantially completed by the end of fiscal 1996. Transaction costs of approximately $4.5 million were incurred to close the acquisition. See Note 2 of Notes to consolidated financial statements, and discussion regarding financing in the "Liquidity and Financial Condition" section of this Management's Discussion and Analysis of Results of Operations and Financial Condition.

The Company's product and service offerings and its marketing, manufacturing, and research and development functions are organized into three business units: the Small Systems Group ("SSG") for all single phase products; the Large Systems Group ("LSG") for all three-phase products; and the Worldwide Services Group ("WSG") for all services provided by the Company. In the fourth quarter of fiscal 1995, the Company announced the formation of the Emerging Technologies Group ("ETG"). The Company formed this group to more aggressively position itself in newly emerging high-growth technology markets. ETG results are included in SSG results for the three and nine months ended June 30, 1996.

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

Results of Operations

The following table presents, in millions of dollars, for the periods shown, statement of operations data, revenue growth for the third quarter and nine months year-to-date of fiscal 1996 as compared to the same periods of fiscal 1995, and selected operating statement items as a percentage of revenues.


                                                            Three Months Ended       Nine Months Ended
                                                                  June 30,                 June 30,
                                                     -------------------------------------------------------
                                                             1996           1995        1996      1995
                                                     -------------------------------------------------------
Revenues
   Small Systems Products(1)                                 $61.7         $32.6       $131.4    $ 90.4
   Large Systems Products(1)                                  35.4          36.0         97.2     102.5
                                                     -------------------------------------------------------
     Total Products                                           97.1          68.6        228.6     192.9
  Worldwide Services Group                                    33.4          30.2         86.9      89.3
                                                     -------------------------------------------------------
      Total Revenues                                         130.5          98.8        315.5     282.2
                                                     -------------------------------------------------------

Gross Profit
   Products                                                   27.6          17.9        62.9       47.2
   Services                                                   12.2           9.5        27.7       27.8
                                                     -------------------------------------------------------
      Total Gross Profit                                      39.7          27.4        90.6       75.0
                                                     -------------------------------------------------------

Selling, general and administrative expense                   29.7          17.2        68.2       51.3
Research and development expense                               3.9           2.4         9.0        7.4
Acquisition and restructuring expense                          3.0            .0        14.6        6.2
                                                     -------------------------------------------------------
      Income (loss) from operations                            3.1           7.8        (1.2)      10.2
Interest expense                                               7.1           1.4        16.1        3.9
Interest income                                                (.1)          (.1)        (.3)       (.4)
Other (income) expense                                         (.1)           .1          .1        (.6)
Provision (benefit) for income taxes                          (1.1)          2.3        (5.7)       3.4
Minority interest in joint ventures                             .3            .0          .3         .0
                                                     -------------------------------------------------------
Net income (loss)                                            $(3.0)        $ 4.1      $(11.6)      $3.8
                                                     -------------------------------------------------------

Revenue Growth:
   Small Systems Products(1)                                 89.2%                     45.4%
   Large Systems Products(1)                                 (1.7)%                    (5.2)%
     Total Products                                          41.5%                     18.5%
  Worldwide Services Group                                   10.4%                     (2.7)%
      Total Revenues                                         32.0%                     11.8%

Margin Data (as a percent of revenues):
Gross Profit
   Products                                                   28.4%         26.1%      27.5%       24.4%
   Services                                                   36.5%         31.5%      31.9%       31.2%
      Total Gross Profit                                      30.5%         27.7%      28.7%       26.6%

Selling, general and administrative expense                   22.8%         17.4%      21.6%       18.2%
Research and development expense                               3.0%          2.4%       2.8%        2.6%
Acquisition and restructuring expense                          2.3%           .0%       4.6%        2.2%
      Income (loss) from operations                            2.4%          7.9%       (.4)%       3.6%

- -----------------
(1) Certain Powerware(R) Plus product lines (18-36 kVA) have been reclassified from SSG to LSG. All periods have been restated.

Three months ended June 30, 1996 versus June 30, 1995

Total revenues increased by 32.0% to $130.5 million in the third quarter of fiscal 1996 from $98.8 million in the third quarter of fiscal 1995, due to a 41.5% increase in product revenues and a 10.4% increase in service revenues.

SSG revenues for the quarter ended June 30, 1996 increased by $29.1 million or 89.2% over the same period of the prior year. Approximately $22.7 million of this increase was due to revenues generated by the recent acquisition of Deltec. Excluding revenues from this acquisition, revenues increased by 19.4%, primarily from the acquisition of Lectro Products, Inc.("Lectro") in August 1995. Including the results of Deltec, SSG's international sales increased over 50%, reflecting a strong performance in Europe, which was partially offset by declines in Latin America. Domestic SSG revenues, excluding Deltec, continued to be affected by the moderation of sales to certain OEM customers who have been restructuring their businesses. Sales of the Prestige product family increased approximately 18% over the same period last year. Over 60% of Prestige sales were made in international markets, consistent with the prior year. Sales of line-interactive and off-line products grew significantly year over year, due to sales of new products acquired in the Deltec acquisition. Increased revenues were generally due to a higher number of units sold, as opposed to increased unit prices.

LSG revenues for the third quarter of fiscal 1996 were 1.7% lower than in the same period of fiscal 1995, due primarily to the scheduled decline in sales under the Company's program with the Federal Aviation Administration (the "FAA Program"), offset by increased commercial revenues and revenues related to the Deltec acquisition. Product revenues under the FAA Program have been declining because the Company has completed the shipment of most of the systems and related ancillary products to the various FAA sites. Excluding the effect of the Deltec acquisition, LSG revenues are expected to decline in fiscal 1996 from fiscal 1995 levels in the range of 10-15% due to the completion of the FAA shipments. Excluding the effect of this scheduled decline, LSG revenues increased $3.7 million or 12.7% for the quarter ended June 30, 1996 versus the same period in the prior year, reflecting increased sales of its Powerware Plus products both domestically and internationally, and revenues from the Deltec acquisition ($3.6 million) offset by lower sales of certain older product lines and IPM products. Overall, the number of units shipped increased while the average selling price decreased, reflecting higher unit sales of lower kVA products. This trend is consistent with the Company's focus on commercial markets, and the growth in the mid-range market segment.

WSG revenues for the third quarter of fiscal 1996 increased by $3.1 million or 10.4% over the same period of the prior fiscal year. This increase was primarily attributable to revenues of $6.1 million from the Deltec acquisition and an increase of $1.5 million in other domestic commercial revenues, offset by a decline of $5.4 million in Federal service revenues. Deltec's revenues were split almost equally between commercial and international channels. Federal service revenues decreased over the prior year by approximately 40%, mainly attributable to a decline in FAA site service revenues. At June 30, 1996, the Company was installing systems at five FAA sites as compared to thirteen FAA sites in the prior year. The Company was also providing design services at one site at June 30, 1996 as compared to five sites at June 30, 1995. Delivery on the remainder of the FAA orders is currently scheduled through fiscal 1997. The level of FAA site service revenues will vary depending on site construction schedules and the types of services required. Excluding the effect of the Deltec acquisition, WSG revenues are expected to decline in the range of 10-15% for fiscal 1996, due to the completion of the original FAA program.

Gross Profit

Gross profit increased by $12.3 million in the third quarter of fiscal 1996 over the third quarter of fiscal 1995 to $39.7 million. Gross profit as a percentage of total revenues increased to 30.5% in the third quarter of fiscal 1996 from 27.7% in the same period of fiscal 1995. Product gross profit margins rose to 28.4% in the third quarter of fiscal 1996 from 26.1% in the same period of fiscal 1995, while service margins increased to 36.5% from 31.5% during that same period in fiscal 1995. The increase in product gross profit margins was due to a higher proportion of sales in the newer, higher margin Powerware Prestige and Powerware Plus product lines, and to sales of higher margin Deltec products. The Company continued to implement cost reductions and operational efficiencies to maintain competitiveness and improve margins in response to the industry trend of declining UPS prices. Service margins increased for the quarter primarily due to a higher proportion of high margin commercial services versus Federal service revenues, and higher margins on revenues generated by Deltec.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $12.5 million to $29.7 million in the third quarter of fiscal 1996 (22.8% of revenues) from $17.2 million in the same period of fiscal 1995 (17.4% of revenues). Selling and marketing expenses increased due to incremental costs related to the operations of Deltec and ETG, and higher commissions and incentives. Total commissions and incentives spending, and such costs as a percentage of sales, rose in the third quarter of fiscal 1996 versus 1995 due to a higher mix of commercial revenues to total revenues in the third quarter of 1996 over the same period in 1995. Variable selling expenses are generally higher for commercial revenues than for Federal revenues. General and administrative expenses rose from the prior year due primarily to increased amortization of purchase accounting adjustments, goodwill and other intangible assets ($3.5 million) generated by the acquisitions of Deltec and Lectro and to the incremental administrative costs of Deltec.

Research and Development Expense

Research and development expense increased $1.5 million to $3.9 million in the third quarter of fiscal 1996 (3.0% of revenues) compared to $2.4 million in the same period of fiscal 1995 (2.4% of revenues). The increase in research and development expense was attributable to the investment in ETG, incremental costs from the acquisition of Deltec, and expenses associated with customizing products for certain OEM customers.

Acquisition and Restructuring Expense

During the quarter ended June 30, 1996, the Company recorded approximately $3.0 million of pretax non-recurring restructuring expenses primarily related to the closing of its Dallas manufacturing facility and the relocation of manufacturing to Raleigh, North Carolina. Restructuring costs consisted primarily of reserves for severance, facilities shut-down costs and asset valuations.

Income from Operations

As a result of the restructuring charges and higher operating expenses in the quarter ended June 30, 1996, including amortization of purchase accounting adjustments, goodwill and other intangible assets from the acquisitions of Deltec and Lectro of $4.5 million, the Company's income from operations declined $4.7 million to $3.1 million versus $7.8 million in the same period of fiscal 1995. Excluding the non-recurring item discussed under "Acquisition and Restructuring Expense" and $2.3 million of purchase accounting adjustments in the third quarter of fiscal 1996, pro forma operating income increased 7.6% to $8.4 million for the current quarter, compared to $7.8 million in the same quarter of fiscal 1995. This increase was due primarily to higher revenues, improved profit margins, and expense controls.

Interest Expense

Interest expense increased to $7.1 million in the third quarter of fiscal 1996 from $1.4 million in the same period of fiscal 1995. The Company incurred approximately $5.6 million in interest expense related to increased borrowings used to finance the acquisition of Deltec, including interest on $125 million of senior subordinated notes issued in March 1996. The remaining increase is due to increased borrowings used to finance working capital, and higher interest rates on the Company's new credit facilities.

Benefit/Provision for Income Taxes

The fiscal 1996 provision for third quarter income taxes reflects a consolidated effective tax benefit of approximately 28.3% as compared to a provision of approximately 36% for the same period of fiscal 1995. The difference is due to the effect of losses during the fiscal 1996 quarter, the non-deductibility of certain acquisition-related expenses, and a different proportion of income
(loss) in certain tax jurisdictions.

Net Loss/Pro Forma Net Income

Net loss for the third quarter of fiscal 1996 was $3.0 million, or $.33 per fully diluted share, as compared to net income of $4.1 million, or $.44 per fully diluted share, for the same period of fiscal 1995. Excluding the non-recurring items in fiscal 1996 discussed above under "Acquisition and Restructuring Expense" and the effect of one-time purchase accounting adjustments affecting the quarter, pro forma net income decreased 87% to $.5 million for the current quarter, compared to $4.1 million in the same quarter of fiscal 1995.

Nine months ended June 30, 1996 versus June 30, 1995

Total revenues increased by 11.8% to $315.5 million in the nine months ended June 30, 1996 from $282.2 million in the nine months ended June 30, 1995, due to an 18.5% increase in product sales and a 2.7% decrease in service revenues.

SSG revenues for the nine months ended June 30, 1996 increased by $41.0 million or 45.4% over the same period of the prior year. Approximately $27.1 million was due to revenues generated by the recent acquisition of Deltec. Excluding the effect of Deltec, revenues grew by 15.3% and benefitted from the acquisition of Lectro in August 1995. International sales for the nine months were approximately $66.8 million, an increase of approximately 21% over fiscal 1995. Deltec contributed $13.9 million in international revenues, primarily in Europe. SSG revenues in traditional international channels decreased slightly, as increased revenues in Europe and the Far East were offset by declines in Latin America. Sales to Latin America have been affected by the economic situation in that region. Domestic SSG revenues, exclusive of Deltec, were flat as sales were affected by an overall slowdown in the demand for personal computers, workstations and servers, and restructuring among some of the Company's OEM customers. Sales of the Prestige product family increased approximately 28% for the first nine months of fiscal 1996 compared to the same period in fiscal 1995. Increased revenues were generally due to higher unit sales as opposed to increased unit prices.

LSG revenues for the nine months ended June 30, 1996 were 5.2% lower than in the same period of fiscal 1995, due primarily to the scheduled decline in sales under the FAA Program. Product revenues under the FAA Program have been declining because the Company has completed the shipment of most of the systems and related ancillary products to the various FAA sites. Excluding the effect of this scheduled decline, LSG revenues increased $16.2 million or 22.8%, reflecting strong commercial sales of Powerware Plus products in both domestic and international markets, and $4.7 million of incremental revenues generated by Deltec.

WSG revenues for the first nine months of fiscal 1996 decreased by $2.4 million or 2.7% over the same period of fiscal 1995. The decrease was attributable to incremental revenues of $7.2 million from the Deltec acquisition and an increase in commercial services of $2.7 million, offset by a $12.3 million decrease in Federal service revenues. WSG's commercial domestic revenues grew by about 12.9% in the current period, due primarily to $3.4 million of revenues generated by Deltec and increased field service revenues of $1.7 million, mostly from battery service sales. International service revenues increased 72.7%, due to higher sales in Europe, including $3.5 million of incremental revenues generated by Deltec. As expected, Federal service revenues decreased over the prior year by approximately 31.2%, mainly attributable to the decline in FAA site service revenues.

Gross Profit

Gross profit increased by $15.6 million in the first nine months of fiscal 1996 over the same period of fiscal 1995 to $90.6 million. Gross profit as a percentage of total revenues increased to 28.7% for the first nine months of fiscal 1996 from 26.6% in the same period of fiscal 1995. Product gross profit margins rose to 27.5% in the first nine months of fiscal 1996 from 24.4% in the same period of fiscal 1995, while service margins increased to 31.9% from 31.2% during that same period. Product gross profit margins rose due to a higher proportion of sales in the new, higher margin Powerware Prestige and Powerware Plus product lines, and the effect of higher margins on Deltec products. The Company continued to implement cost reductions and operational efficiencies to maintain competitiveness and improve margins in response to the industry trend of declining UPS prices. Service margins increased for the nine months primarily due to a higher proportion of commercial revenues at higher margins, and higher margins on revenues from the Deltec acquisition.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $16.9 million to $68.2 million in the first nine months of fiscal 1996 (21.6% of revenues) from $51.3 million in the same period of fiscal 1995 (18.2% of revenues). Selling and marketing expenses increased due to incremental costs related to the consolidation of Deltec and ETG, the launching of a new international advertising campaign, and higher commissions and incentives. Total commissions and incentives spending, and such costs as a percentage of sales, rose in the first nine months of fiscal 1996 versus 1995 due to a higher mix of commercial revenues to total revenues in the first nine months of 1996 over the same period in 1995. Variable selling expenses are generally higher for commercial revenues than for Federal revenues. General and administrative expenses rose from the prior year due primarily to $4.5 million of amortization of purchase accounting adjustments, goodwill and other intangible assets generated by the acquisitions of Deltec and Lectro.

Research and Development Expense

Research and development expense increased $1.6 million to $9.0 million in the first nine months of fiscal 1996 (2.8% of revenues) compared to $7.4 million in the same period of fiscal 1995 (2.6% of revenues). The increase in research and development expense was attributable to the investment in ETG, incremental costs from the acquisition of Deltec, and expenses associated with customizing products for certain OEM customers.

Acquisition and Restructuring Expense

During the third quarter of fiscal 1996, the Company recorded approximately $3.0 million of non-recurring restructuring expenses related to the closing of its Dallas manufacturing facility and the relocation of manufacturing to Raleigh, North Carolina. Restructuring cost consisted primarily of reserves for severance, facilities shut-down costs, and asset valuations.

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

Income (loss) from Operations

As a result of the acquisition and restructuring charges discussed above, the Company generated a loss from operations of $1.2 million for the first nine months of fiscal 1996, versus income from operations of $10.2 million in the same period of fiscal 1995. Excluding the non-recurring items in both fiscal 1996 and 1995 discussed under "Acquisition and Restructuring Expense" and $2.8 million of purchase accounting adjustments in fiscal 1996, pro forma operating income was $16.2 million for the first nine months of fiscal 1996, comparable to $16.3 million in the same period of fiscal 1995.

Interest/Other Expense

Interest expense increased $12.2 million to $16.1 million in the first nine months of fiscal 1996 from $3.9 million in the same period of fiscal 1995. During the second quarter of fiscal 1996, the Company recorded a one-time non-recurring charge of $4.4 million for interest paid to Fiskars, the former parent of Deltec, and for the write-off of remaining debt issuance costs on the Company's previous credit facility. See discussion under "Liquidity and Financial Condition." In addition, the Company incurred approximately $6.7 million in interest expense during the first nine months of fiscal 1996 related to increased borrowings used to finance the acquisition of Deltec, including interest on $125 million of senior subordinated notes issued in March 1996. The remaining increase is due to increased borrowings used to finance working capital, and higher interest rates on the Company's new credit facility.

The Company recorded other expense of $0.1 million for the first nine months of fiscal 1996 versus other income of $0.6 million for the same period in the prior fiscal year. This change was primarily due to less favorable foreign currency exchange rates in fiscal 1996 than in fiscal 1995.

Benefit/Provision for Income Taxes

The benefit from income taxes for the first nine months of fiscal 1996 reflects a consolidated effective tax rate of approximately 33.5% as compared to a provision of approximately 47.4% for the same period of fiscal 1995. The fiscal 1995 rate was affected by the non-deductibility of certain merger costs recorded during that period.

Net Loss/Pro Forma Net Income

Net loss for the first nine months of fiscal 1996 was $11.6 million, or $1.26 per fully diluted share, as compared to a net income of $3.8 million, or $.40 per fully diluted share, for the same period of fiscal 1995. Excluding the non-recurring charges discussed above under "Acquisition and Restructuring Expense" and "Interest/Other" and $2.8 million of purchase accounting adjustments, net income would have been $2.6 million or $.23 per fully diluted share, compared to $8.5 million or $.93 per fully diluted share in the prior comparable period.

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

Liquidity and Financial Condition

At June 30, 1996, the Company had $121.5 million of working capital, as compared to $105.5 million at September 30, 1995 and $95.5 million at June 30, 1995. The increase of approximately $26.0 million in working capital from June 30, 1995 is primarily a result of the acquisition of Deltec, coupled with lower inventory and higher accounts receivable balances as a result of increased sales volume and longer payment terms on certain international revenues. The increase of $16.0 million in working capital from September 30, 1995 was primarily the result of the Deltec acquisition, offset by lower accounts receivable and inventory balances, higher liabilities due to restructuring accruals, and higher short-term debt levels used to support growing international operations. The increased levels of working capital have been financed primarily by use of the Company's revolving credit facility. Cash provided by operations was $10.6 million in the third quarter of fiscal 1996, as compared to cash used in operations of $3.6 million in the third quarter of fiscal 1995, primarily due to reductions in inventory during the third quarter of 1996. For the nine months ended June 30, 1996, the Company generated $3.4 million of cash from operations compared to $4.0 million in the same period of fiscal 1995.

During the first nine months of fiscal 1996, the Company invested approximately $9.5 million in capital expenditures, approximately the same as the first nine months of fiscal 1995. Capital expenditures for fiscal 1996 are expected to approximate $13-14 million, including $2-3 million relating to the fit-up of the Company's headquarters and for consolidation and integration of IPM, Lectro, and Deltec. In addition, during the second quarter of fiscal 1996, the Company invested $163.0 million of cash for the acquisition of Deltec.

In March 1996, the Company refinanced its domestic bank credit facilities with a $175 million senior secured bank package (the "New Credit Facility") comprised of a $125 million revolving credit facility and a $50 million term loan. Under the New Credit Facility, the Company is subject to certain financial covenants, including maintaining specified fixed charge coverage and leverage ratios, and minimum net worth and EBITDA. The Company and its lending group modified certain financial covenants as of June 30, 1996, which enabled the Company to be in compliance with the New Credit Facility as of that date. See Note 4 of the notes to consolidated financial statements for further discussion of the terms and conditions of the New Credit Facility.

Under the terms of the New Credit Facility, the Company is required to hedge its interest rate risk. As of April 30, 1996, the Company had entered into several two-year interest rate cap agreements for a combined notional principal amount of $65 million, which capped the Company's floating rate LIBOR index to a weighted average rate of 6.5%. Premiums paid for the interest rate cap agreements have been capitalized and will be amortized and shown as interest expense over the terms of the caps. Unamortized premiums are included with other assets in the accompanying consolidated balance sheet. There are no receivables under the cap agreements at June 30, 1996. In the future, such amounts, if any, will be accrued as a reduction of interest expense.

In March 1996, the Company issued 125,000 units (the "Units") comprised of $125 million of 11.5% senior subordinated notes (the "Notes") and warrants (the "Warrants") to purchase 643,750 shares of the Company's common stock. Each Unit consists of one $1,000 note and one detachable Warrant to acquire 5.15 shares of the Company's common stock at an exercise price of $13.475 per share, subject to adjustment in certain events. The Notes were recorded net of a discount equal to the value of the Warrants, which will be amortized over the term of the Notes. See Notes 4 and 5 of the notes to consolidated financial statements.

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

Contingencies

Government Contract Matters

Sales to the Federal government accounted for approximately 14% and 28% for the nine months ended June 30, 1996 and 1995, respectively, and approximately 27% and 33% of total revenues for fiscal years 1995 and 1994, respectively. The Company's contracts with the Federal government have no significant minimum purchase commitments, and the government may cease purchases under these contracts at any time for any reason. These contracts are subject to termination at the convenience of the government pursuant to the terms of the contracts. The Company's compliance with government contract regulations is audited or reviewed from time to time by government auditors, who have the right to audit the Company's records and the records of its subcontractors during and after completion of contract performance, and may recommend that certain charges be treated as unallowable and reimbursement be made to the government. The Company provides for estimated unallowable charges and voluntary refunds in its financial statements, and believes that its provisions are adequate as of June 30, 1996.

During fiscal 1995, the Company was awarded a follow-on contract with the Air Force Air Logistics Command. This is a three-year requirements contract which permits extension of the ordering period for up to two additional one-year periods at the Government's option. Following the award of the contract, certain competitors filed protests with the General Accounting Office ("GAO"). As previously reported, the GAO sustained the contract protests. The GAO did not recommend termination of the contract, but did recommend that the Air Force revise its request for proposal, solicit new bids and then re-evaluate the award of the contract based upon these new proposals. The Company and the Air Force filed separate requests that the GAO reconsider its decision. The motions were denied, which concluded the protests. The contract award to the Company remains in effect for the present, while the Air Force acts on the GAO recommendations. In that regard, the Air Force has issued an amendment modifying certain parts of the original request for proposal that led to the contract award. That amendment solicits a responsive best and final offer from interested bidders for evaluation and contract award. The Company submitted a revised proposal in accordance with the amendment. A determination is expected later this year. Actual revenues under the contract in effect and any potential contract resulting from the amended Air Force solicitation will depend on the specific purchases, if any, of the Air Force and other agencies which can use the contract. There have been no material purchases to date under the current contract. There can be no assurances that the current contract will remain in effect for any definite period, no assurances that the Air Force will place any orders with the Company against such contract or any assurances as to the outcome of any re-evaluation by the Air Force of the competitive bids submitted in response to the amended solicitation.

Foreign Currency Exposures

International sales accounted for approximately 37% and 32% of total revenues for the nine months ended June 30, 1996 and 1995, respectively, and approximately 31% and 25% of total revenues for fiscal years 1995, and 1994, respectively. A significant portion of the Company's international sales are denominated in foreign currencies. As of June 30, 1996, approximately 30% of the Company's total assets and 25% of the Company's tangible assets were located outside the United States, primarily in Canada and Europe. Significant fluctuations in foreign currency exchange rates can result in gains or losses on foreign currency transactions, which are recorded in the consolidated statement of operations. Fluctuations in the recorded value of the Company's net investment in its international subsidiaries resulting from changes in foreign exchange rates are recorded in the cumulative translation adjustments component of common shareholders' equity. The Company hedges these risks using a combination of natural hedges such as foreign currency denominated borrowings and, from time to time, foreign currency financial instruments. European, Canadian, and Japanese currencies have been especially volatile over the last two years. As of June 30, 1996, the Company had accounts receivable and accounts payable totaling approximately $7.4 million that were exposed to fluctuations in exchange rates. These balances are spread among various currencies, primarily the French franc. The Company entered into a forward currency contract on July 31, 1996 to hedge a portion of its receivables denominated in French francs. The contract covers the purchase of 10 million francs on September 3, 1996.

During the third quarter of fiscal 1996, the Company had foreign exchange transaction losses of approximately $126,000, and the change in the cumulative translation adjustments account increased the recorded value of common shareholders' equity by $.2 million from March 31, 1996 to June 30, 1996.

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

                                JUNE 30, 1996

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

ITEM 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

      Exhibit
      Number   Description

        11     Statement of Computation of Per Share Earnings.

        27     Financial Data Schedule.


    (b) Reports on Form 8-K

There were no reports on Form 8-K filed during the third quarter.

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



Date:  August 14, 1996     By:  /s/Marty R. Kittrell

                                  Marty R. Kittrell
                                  Vice President and
                                  Chief Financial Officer

                          EXIDE ELECTRONICS GROUP, INC.

                            EXHIBIT INDEX - FORM 10-Q

                                 JUNE 30, 1996
      Exhibit
      Number   Description

        11     Statement of Computation of Per Share Earnings.

        27     Financial Data Schedule.