Form 10-K
period 1996-09-30
EXIDE ELECTRONICS GROUP INC
filed 1997-01-13
CIK 772372

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended September 30, 1996    Commission File Number 0-18106


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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of December 30, 1996 was approximately $108,013,801.

As of December 30, 1996, there were 9,983,837 shares of common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Document of the Registrant                        Form 10-K Reference Locations
1996 Proxy Statement - to be filed within                 PART III
 120 days of the end of the fiscal year ended
 September 30, 1996

                        EXIDE ELECTRONICS GROUP, INC.
                           1996 REPORT ON FORM 10-K
                              TABLE OF CONTENTS

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

PART IV

  Item 14   Exhibits,  Financial Statements and Schedules, and Reports on Form
             8-K


SIGNATURES

                                     PART I

Item 1. Description of Business

     Exide Electronics Group, Inc. ("Exide Electronics" or the "Company") designs, manufactures, markets, and services a broad line of uninterruptible power systems ("UPS"), related equipment, and power management and facilities monitoring software. UPS products protect computers and other sensitive electronic equipment against electrical power distortions and interruptions by providing temporary backup power from batteries in the event of an outage. More sophisticated UPS products also provide additional protection by continuously cleaning and conditioning electrical power. The Company's broad range of UPS products include small systems for use with personal computers, workstations, client/server platforms, telecommunications hardware, servers/intranets, hubs/routers, and large standard or customized systems for use with mainframe computers, data centers, and similar applications. The Company's power management software products monitor, track, and communicate electrical power data and other related environmental events in an enterprise's power, network, and computer systems infrastructure that can threaten performance of information technology ("IT") systems, thereby giving network and facilities managers the ability to control their IT and power systems more effectively.

     Growth in the UPS industry is being driven by the rapid proliferation of computers and related electronic systems in the manufacturing, financial services, utility, telecommunications, cable TV, transportation, and other industries, all of which benefit from the protection offered by UPS products. The operations of such systems can be affected by a variety of distortions in electrical power, including under-voltages ("sags"), over-voltages ("surges") and transients ("spikes"). In many international markets, there is an acute need for constant conditioning of electrical power because of the poor quality of the public power supply which can cause temporary power reductions ("brownouts") and complete power interruptions ("blackouts"). Any of these power distortions can cause sensitive electronic equipment to malfunction or "crash," increasing the likelihood of costly system downtime, information loss, or damage to equipment or software.

     A large portion of UPS products sold by the Company consist of on-line systems, which continuously clean and condition electric power in addition to providing a back-up power source. A typical on-line UPS product contains a rechargeable battery which stores energy to be used in the case of alternating current ("AC") input failure; a rectifier which converts incoming AC power to direct current ("DC"); an inverter which converts DC power from the rectifier or battery back to AC power suitable for the end-use application; a battery charger; surge suppressors and noise filters for protection from power fluctuations; and sensors, control circuits, and indicators to ensure that operations follow a proper sequence and provide status information to the user. The UPS unit continuously isolates the end-use equipment from voltage fluctuations, frequency variations, and electrical noise inherent in utility-supplied electrical power and, if this electrical power is interrupted, the UPS provides clean, stable back-up AC power. The back-up power lasts for a sufficient period of time (typically five to fifteen minutes) to permit an orderly shutdown of the affected equipment or continued operation pending the substitution of an auxiliary power source such as a generator or restoration of utility-supplied electrical power.

     The Company has expanded its product offerings through acquisitions and internal development to include the full spectrum of off-line, line interactive and on-line UPS products. Off-line UPS products are offered for power ranges up to 1.25 kilovolt amperes (1) to satisfy the power protection requirements of less critical applications. Off-line products, which generally are less expensive, monitor incoming power and switch to battery power in the event of power distortions or interruptions that exceed certain parameters, but do not continuously condition incoming power. Line interactive products are a hybrid UPS technology that typically falls between off-line and on-line UPS products in terms of price and the degree of power protection provided.

     The Company's products and services and its marketing, research and development, and manufacturing functions are organized into several business units: the Small Systems Group ("SSG") which the Company defines as all single-phase products; the Large Systems Group ("LSG") for all three-phase products and the Worldwide Services Group ("WSG") for all the service needs of the Company's customers. In the fourth quarter of fiscal 1995, the Company announced the formation of the Emerging Technologies Group ("ETG") to more aggressively position itself in emerging high-growth technology markets. Currently, ETG is focusing on the converging interactive communications markets, such as cable television. Certain financial information relating to the Company's principal business units is included in Management's Discussion and Analysis of Results of Operations and Financial Condition included under Part II, Item 7 of this Form 10-K.

     The Company acquired Deltec Power Systems, Inc. ("Deltec"), one of the world's largest manufacturers and marketers of off-line and line-interactive small UPS, from Fiskars Oy Ab ("Fiskars") on March 13, 1996. The acquisition of Deltec completed the Company's line of UPS solutions to encompass all leading UPS topologies, and expanded its distribution channels and service organization. This acquisition is discussed more fully in Management's Discussion and Analysis of Results of Operations and Financial Condition included under Part II, Item 7 of this Form 10-K, and in Note 2 of notes to consolidated financial statements included under Part II, Item 8 of this Form 10-K.

     The Company manufactures substantially all of its products at its manufacturing facilities in Raleigh and Wilmington, North Carolina; San Diego, California; Helsinki, Finland and Tijuana, Mexico. The Company's large systems are generally sold through a direct sales force and manufacturers' representatives, while the Company's small products are generally sold through Value-Added Resellers ("VARs"), Original Equipment Manufacturers ("OEMs"), distributors, and direct sales forces in select foreign countries.

     The Company's business began in 1962 as part of Electric Storage Battery, Inc., which was acquired in 1974 by Inco Limited ("Inco"). In 1982, Inco sold the business to the Company, which (although incorporated in Delaware in 1979) commenced operations at that time. The Company has three principal subsidiaries:
Exide Electronics Corporation, Exide Electronics International Corporation (both Delaware corporations), and Deltec Power Systems, Inc. (a Wisconsin corporation). The Company has various other subsidiaries relating to its domestic and international operations. References to the Company herein also refer to the Company's subsidiaries, except where the context indicates otherwise. The Company's principal executive offices are located at 8609 Six Forks Road, Raleigh, North Carolina 27615, and its telephone number at that location is (919) 872-3020.

------------
(1) A kilovolt ampere (kVA) is a commonly-used unit of measure for electricity supplied using alternating current.

Business Strategy

     The Company's strategy, which it calls VISION 2000, is to provide power protection solutions for customers worldwide in order to create enterprise value and achieve the common goals of superior financial performance, customer satisfaction, associate satisfaction, and quality. The Company provides value to its customers by offering premium performance solutions at competitive prices, as compared to some industry participants who compete primarily on price but generally offer lower-performance products. For further discussion of the Company's strategy, see the Company's Annual Report to shareholders for the year ended September 30, 1996.


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

     A significant trend driving the growth of the UPS market, and the most important trend affecting the selection of UPS product type, is the migration from mainframe, mid-range and minicomputers to distributed processing. This trend has resulted in the proliferation of client/server platforms, networks, internetworking and web technologies, leading to rapid growth for smaller UPS and more modest growth for larger UPS. The shift to UPS products for LAN/WAN file servers and PC/workstations is expected to generate an increasing demand for lower cost UPS products. While computer systems are evolving from mainframes to file servers, the concept of computer rooms is undergoing a corresponding evolution to data centers that incorporate large numbers of servers in computer room settings. Accordingly, the Company is designing its LSG products for use with the new computer technology.

     Another market trend involves increasing demand for UPS products in high-growth industries that are becoming more dependent on highly reliable computers and electronic systems. Industrial process control, telecommunications, and medical applications are expected to show future growth in both the large and small system UPS product markets.

     Improvements in the design of UPS products that have led to declines in manufacturing costs may result in lower sales prices for UPS products. This trend has expanded the market for UPS products to applications where UPS solutions were previously cost-prohibitive.

Products

     The Company offers a broad range of power protection and management systems for computers ranging from personal computers with power requirements starting at 200VA to the world's largest data centers with aggregate power requirements of thousands of kVA. The Company's product offerings consist primarily of the following product families:


                 Product Family:                                                 Applications:
---------------------------------------------------------------------------------------------------------------------
Small Systems:
On-line (600VA to 15kVA) UPS for high performance power              Power Protection and Power Management For
protection and management:                                           Network/Internetworking Systems:
- Powerware Prestige/Plus                                            - Servers/Intranets
- BalancedPower Advantage, Plus and II                               - Hubs/Routers
- PowerWorks RS and ET, 90S and 8000A/9000A Series                   - PBX Systems
Line-interactive UPS (450VA to 3000VA) for broadbased                Standalone Systems:
network applications:                                                - PCs
- NetUPS                                                             - Workstations
- PowerRite Pro and PowerRite Max                                    Vertical Market Applications:
- Rackmount and stackable monitoring UPSs via Internet               - Medical
Standby UPS (200VA to 1250VA)for basic power protection:             - Financial
- OneUPS                                                             - Point-of-Sale Computer Rooms
- PowerRite Plus
Power Management Software:
- OnliNet Lite, Centro and Vista for advanced monitoring and control of enterprise-wide UPS
- LanSafe III and FailSafe III for monitoring and graceful
  system shutdown.
- PowerWeb software for monitoring UPS via Internet

---------------------------------------------------------------------------------------------------------------------
Emerging Technologies:
Telecom DC Rectifiers and Ferro UPS for rugged communications        - Cable TV network systems
applications:                                                        - Broadband Hybrid Fiber/Coax nodes
- LecTro UPS                                                         - Telecom central office and cable TV head ends
- LorTec Inverters                                                   - Wireless/PCS substations and microcells
- Powerware DC Rectifiers                                            - Switching centers, hubs, remote switches

---------------------------------------------------------------------------------------------------------------------
Large Systems:
On-line UPS (18kVA-1000kVA):
- Powerware Plus/Systems single and multi-module                     Facility-Level or Centralized Information Systems:
- Paralleling technology                                             - Data Centers
- Series 3000 single- and multi-module                               - Centralized client-servers: clustered servers, mainframes,
- Hot-Tie Systems                                                      minicomputers
- IPM BalancedPower Plus II and BalancedPower III                    Vertical Systems:
- Deltec/FPS 8000A/9000A Series                                      - Medical diagnostic equipment
- OnliNet Software Family                                            - Radar equipment
LanSafe III and FailSafe III DataTrax Software                       - Defense systems
Family-comprehensive enterprise-wide                                 - Process control systems
monitoring systems:                                                  - Telecommunications
- FORESEER                                                           - Internet Services
- PowerVision                                                        - Semiconductor Manufacturing

---------------------------------------------------------------------------------------------------------------------
Worldwide Services:
- Remote Monitoring Services                                         - Services for UPS that support electronic/computer equipment
- DataTrax Installation Services                                       with high systems availability and reliability requirements
- Gold Plan service for small UPS                                    - Enterprises requiring power analysis and consulting
- Technical Training                                                 - New sites or installations requiring seamless start-up and
- Battery maintenance/replacement                                      switch-over
Preventive Maintenance and Emergency Response Services:
- PowerCare Services
- Technology upgrades
---------------------------------------------------------------------------------------------------------------------

Small Systems Group

     Small systems offer comprehensive power conditioning and power backup capabilities for client/server platforms, networks, internetworking and web technologies, as well as other critical applications such as telecommunications, medical, and laboratory equipment. They are much smaller, lighter, and less expensive than large systems, and are generally easy to install and use. Small computers are especially vulnerable to power fluctuations, particularly in UNIX(R) and other sophisticated operating environments. The Company's sales of SSG products constituted approximately 44% of its total revenues in fiscal 1996.

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

     Several different models of small UPS products are currently offered, which differ principally in the amount of power that can be supplied, ranging from
0.2 kVA to 15 kVA. Each of the models offers various options relating to the length of time for which battery power can be supplied, the level of networking capability, and other features. Separate models have been developed for sales to international customers because of different standard voltages and frequencies in use in other countries and other technical factors.

     The most notable of SSG's products is the Powerware Prestige line. Its technology and design give the Prestige relatively small dimensions and weight for its power ratings. The Prestige has a broad selection of software-configurable options, self-diagnostic capabilities, and tolerance of a wide input-voltage range that extends battery life. The Prestige is one of the first UPS products in its power range to incorporate all power components onto a printed circuit board, which improves quality and reliability while reducing cost. During fiscal 1994, the Prestige generated the highest level of first-year sales for an introductory product family in the Company's history. The Prestige family continued as SSG's best selling product line in fiscal 1995 and fiscal 1996. The Prestige is currently offered in eleven models ranging from 650VA to 6kVA.

     The Company's SSG product line was expanded in early 1996 to include its first line interactive product offerings, the Deltec PowerRite Pro and NetUPS. Line interactive products fulfill the power protection and power management needs of broadbased network applications. In response to increased demand for low-end products, the Company offers five models of its One-UPS off-line UPS products for use at lower power ranges (up to 1.25kVA). Off-line products generally offer less power protection than on-line products, but at a lower cost, so they are generally used for less critical applications.

     The combination of small system UPS products and network monitoring software has become a significant feature of the Company's SSG product line. The Company's proprietary power management software, OnliNet(TM), Centro(TM), Vista(TM), LanSafe(TM), FailSafe(TM) and related connectivity products can monitor power conditions, environmental events, and UPS performance, and initiate automatic shutdown of computers in a controlled sequence in the event of a prolonged power outage. OnliNet is compatible with most commercial operating systems.

Large Systems Group

     The Company has produced large UPS products for over thirty years. The Company presently offers a number of models of its large UPS products, supporting power capacities from 18kVA to 1,000kVA in a single module. Single modules can be combined in systems for increased capacity and/or redundancy. A majority of these large systems, including almost all systems for large mainframe computers and data centers, are customized by the Company's applications and product engineers to meet customers' specific requirements. The Company's sales of LSG products constituted approximately 30% of its total revenues in fiscal 1996.

     During the 1980s, the Company introduced the initial model of its Powerware Systems series of products as part of its strategy to develop a standard large system product line serving the needs of a broad range of computer applications. In fiscal 1994, the Company introduced the Powerware Plus 80, the first of a new generation of LSG products. In 1995 and 1996, the Company expanded the Powerware Plus product line to include the 40kVA to 160kVA power range and added the ability to uniquely combine the systems in parallel for extremely high reliability applications. The Powerware Plus products represent a migration of elements of the Company's advanced switching technology to higher power ranges. The design provides quality and reliability enhancements as well as lighter weight, with excellent performance in non-linear load conditions and emergency generator operations (which typically supply erratic, low-quality electricity). The Powerware Systems and Powerware Plus products are designed to meet the power protection requirements of computer room and office environments and to operate with most combinations of central processing units, peripherals, and communication devices without significant customization. The Company also offers specialized products designed for medical imaging applications such as Magnetic Resonance Imaging and Computer-Assisted Tomography scanning equipment, transportation applications, including airlines and subways, and process control applications for manufacturing businesses.

     The Company's largest UPS product line is the Series 3000, which is designed to meet the power protection requirements of large data centers, and is usually custom-engineered to meet customers' specific power protection needs. The Company's Series 3000 products are typically integrated with a significant amount of batteries, switchgear, and other ancillary equipment that the Company purchases from various suppliers. In addition, the Company's Hot-Tie(R) technology enables Series 3000 systems to be linked together to support very large power requirements and provide redundancy. The largest current installation is an 18,000 kVA parallel redundant series of systems for a major telecommunications company. As a result of the size of these systems and the inclusion of batteries, switchgear and other equipment, customized Series 3000 systems may exceed $1,000,000 per installation. In fiscal years 1995 and 1994, significant sales of Series 3000 systems and ancillary equipment were made to the Federal government in connection with the Federal Aviation Administration ("FAA") program described below under the caption "Federal Government Contracts."

Emerging Technologies Group

     In August 1995, the Company formed ETG to aggressively pursue opportunities in emerging markets for power protection and management systems, primarily the cable television and telecommunications industries. The acquisition of Lectro in fiscal 1995 served as the catalyst for the formation of ETG, and provided the Company with new technology designed for use in harsh operating environments. These UPS products are currently sold primarily to the cable television industry. ETG also sells rectifiers and inverters to the rapidly expanding wireless and personal communication markets, as well as other segments of the telecommunications industry. In 1996, ETG introduced a new centralized power node for advanced cable network systems, the Powernode product line.


Worldwide Services Group

     WSG offers a wide range of service programs, including preventive, corrective, and contract maintenance services offered under the PowerCare(R) name, as well as emergency services, training, and spare parts. Most of the Company's service revenues relate to large system UPS products, including post-sales applications support, systems implementation and integration, installation and startup support, and comprehensive maintenance services. The Company also provides, in connection with certain significant sales of large UPS products and ancillary equipment to the Federal government, site-specific engineering, construction, installation, systems implementation and integration, training, documentation, and overall program management services.

     The Company has implemented a comprehensive global service strategy. The Company has expanded its UPS product services to include battery monitoring services, site services, and services for OEMs, and expects to continue expanding its service business with high sustained rates of growth in maintenance contracts and battery monitoring services. In addition, the Company is developing programs to provide service support for OEMs and the Federal government, which historically have provided their own service and product support, but are increasingly seeking to outsource services and support.

     Recent acquisitions have contributed to growth in the Company's service business. The acquisition of Deltec expanded the Company's service organization significantly, especially in Europe. The Company has also experienced international service growth as a result of the Company's acquisitions of International Power Machines, Inc. ("IPM") in fiscal 1995, and one company in the United Kingdom and two companies in Canada in fiscal 1994.

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

New products

     The Company introduced several new products and expanded certain product lines during fiscal 1996. New product introductions included the NetUPS and PowerRite Max (to service server and Intranet applications), BalancedPower III product lines, LecTro Powernode (for centralized powering of CATV applications), 24/48 VDC telecom rectifier (for emerging wireless, wireline, and PCS markets), and FORESEER (a WINDOWS 95/NT client-server application for enterprise-wide monitoring). The Company introduced new Prestige models, expanding its most popular product family, and a new version of the OneUPS product line. WSG introduced the BTM battery monitoring system that enables customers to better anticipate battery failures. The Company plans to introduce additional new small systems products over the next several years, including enhanced products at the higher end of the power range for small to mid-range applications and a new generation of off-line products. The Company also intends to introduce new models of existing products containing new features, such as more user-friendly software and expanded international language capabilities. Because of the rapid evolution of new technologies, SSG products are expected to have relatively shorter life cycles than LSG products. The market for large UPS products is relatively mature, and the products have relatively long life cycles. The Company therefore expects to direct its improvement efforts in LSG at reducing cost, improving quality, reducing total cycle time, and incorporating new features, rather than redesigning entire product lines. The Company also intends to introduce new combinations of large UPS products, ancillary equipment, and services. The Company's Emerging Technologies Group is evolving the industry-leading Lectro ZTT family of products and other telecom products to meet the needs of the converging telecom and CATV markets. There can be no assurance that the Company will be able to develop these new products or that these products will achieve market acceptance.


Sales and Distribution

Organizational Approach

     At the present time, the Company maintains separate distribution channels for its LecTro and Deltec product lines. The Company's principal sales efforts for its other products are organized geographically into two groups: the Americas Group, which covers the United States, Canada, and Latin America; and the International Group, which covers all other geographic areas. The Americas Group is further organized into five functional groups or areas: Commercial Sales, Partner Marketing, the Federal Systems Division, Canada, and Latin America. The International Group is divided into three geographic areas: Europe, Middle East, Africa; Japan; and the Far East.

The Americas Group

Commercial Sales

     The Company conducts its commercial sales using manufacturers' representatives, Value-Added Distributors ("VADs"), and a direct sales effort handled by regional areas. The Company works closely with its manufacturers' representatives and provides support to their marketing efforts through ongoing sales and product training programs, advertising and promotional campaigns, and participation in major trade shows. The Company has approximately 80 manufacturers' representative firms, which offer sales, technical service, and customer support to commercial accounts throughout the U.S. These manufacturers' representatives represent a significant share of the Company's sales for LSG systems, and also market the Company's SSG product line. Commercial Sales also includes VADs, which are local or regional distributors who access the market directly to end users and on a resale basis by selling to VARs. The Company's regional direct sales organization is responsible for coordinating direct sales efforts for all of its products to select major customers nationwide, who may purchase products for their own use or for resale.


Partner Marketing

     The Company's sales effort in Partner Marketing is conducted through OEMs, resellers, distributors, and VARs. The Company has OEM and reseller relationships with numerous companies, including IBM, Lucent Technology, Compaq, Digital Equipment Company, Data General and Unisys, some of which sell the Company's UPS products on a private-label basis. OEMs/resellers market the Company's products separately, as part of a combined product offering with the OEMs' equipment, or through the OEMs' service organizations.


Federal Systems Division

     The Federal Systems Division coordinates the Company's selling efforts to military and civilian agencies of the Federal government and focuses the Company's efforts in order to maximize sales under government contracts. Historically, the majority of sales to the Federal government has consisted of LSG products and related services. Sales of SSG products are currently made to the Federal government through distributors, VARs, and systems integrators. The Company also offers certain of its UPS products in the 650VA to 375 kVA range through a General Services Administration ("GSA") schedule. See the "Federal Government Contracts" section below for a discussion of sales to the Federal government and certain government contracts.


Canada

     The Company's wholly-owned Canadian subsidiary distributes, services, and performs limited modification of its UPS products in Canada. The subsidiary uses manufacturers' representatives, VARs, OEMs and direct sales for distribution. The Canadian subsidiary also has a dedicated service organization.

Latin America

     The Company maintains a sales office in Miami to support the Company's sales and marketing effort in Latin America, which are generally conducted by distributors and OEM's. The Company's network of distributors in Latin America are factory trained to provide service for all products sold. During fiscal 1996, the Company formed a 51% owned subsidiary to sell and service the Company's products in Brazil. The Company also maintains a wholly-owned sales and service subsidiary in Mexico.


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


Europe, Middle East, and Africa

     The Company markets and sells its products and services in Europe through subsidiaries in Finland, Sweden, Norway, Denmark, France, the United Kingdom, and Germany. In European countries where the Company does not have a local affiliate, as well as in the Middle East and Africa, the Company markets and sells its UPS products through local distributors and manufacturers' representatives. The Company maintains a regional headquarters and sales office in London to support European operations.


Japan

     In Japan, the Company has a joint venture with Japan Storage Battery Co., Ltd. ("JSB") that sells, markets, and distributes UPS products through a direct sales and service organization, as well as through distributors and VARs.


Far East

     In Pacific Rim countries where the Company does not have a local affiliate, the Company markets and sells its UPS products through local distributors. The Company has a subsidiary in Hong Kong and maintains sales offices in Singapore, Beijing, Shanghai and Guangzhou to help support those sales. In fiscal 1996, the Company formed a 51% owned subsidiary in India to better serve this market.


Deltec Distribution Channels

     The Company continues to maintain Deltec's distribution channels to market its Deltec and Fiskars Power Systems ("FPS") product lines. Deltec's product marketing is divided geographically according to brand name and sales channel strength. FPS trademarks are well known in Europe while Deltec Electronics, the Company's San Diego based subsidiary, is strong in North America, South America and the Far East. Deltec Electronics markets its products in North America through a combination of distributors and VARs; regional and specialty distributors; OEMs and resellers; and direct sales. FPS maintains direct sales offices in several European countries in addition to employing distributors, VARs, OEMs and resellers and retail computer supermarkets for marketing its products. In countries of the former Soviet Bloc where FPS does not have sales offices, it operates through "franchised" companies. FPS provides training and maintains close contacts with these franchises and believes that this arrangement gives them a unique marketing position in the Eastern European market.

ETG Distribution Channels

     The Company markets its LecTro and other ETG products using a direct sales force domestically and the limited use of distributors worldwide. The Company does not plan to use distributors domestically in fiscal 1997 and plans to expand its direct sales force to include international territories.

Customers

     The principal end users of the Company's products and services include a broad range of commercial users, from large multinational corporations to small businesses, and various military and civilian agencies of the Federal government. The Company's customer base has expanded significantly in recent years with the broadening of its product line, especially for small UPS products. The Company also has been increasing its customer base internationally; sales to international customers accounted for approximately 37%, 31%, and 25% of the Company's total revenues in fiscal years 1996, 1995, and 1994, respectively, and accounted for approximately 42%, 43%, and 37% of total commercial revenues for these periods. While the Federal government is the Company's largest single customer (see the caption "Federal Government Contracts" which follows), no single commercial customer accounted for 10% or more of the Company's total revenues in fiscal 1996.


Research and Development

     The Company believes that it must continue developing new products and enhancing existing ones to maintain its position as an innovative leader in the power protection and management industry. The Company's research and development efforts with respect to SSG relate primarily to the incorporation of new technological developments and cost reduction, while efforts with respect to LSG are aimed at reducing cost and total cycle time and improving quality. The Company has also been expanding its product line to include specialized offerings for particular applications, such as medical, cable television, internetworking and telecommunications equipment, in addition to models that meet international voltage and frequency requirements. The Company has replaced most of its product line as well as expanding its product offerings over the last five years and is currently involved in the development of additional new products and further advances in its product line. In recent years, as software has become increasingly important in the design and operation of the Company's UPS products, the Company has expanded its software development capability to produce products that improve customers' ability to manage their information technology and power networks.

     The Company believes that its relationships with suppliers of semiconductors, batteries, and other primary components give the Company access to emerging technologies and applications. The Company's relationships with OEMs also provide it with the opportunity to integrate power and user requirements of products under development by those OEMs into its research and development efforts.

     During fiscal 1996, 1995 and 1994, the Company spent approximately $12.6 million, $9.9 million, and $10.1 million, respectively, on research and development. The Company's research and development expenditures as a percentage of revenue were 2.7%., 2.5%, and 2.8%, respectively, for fiscal 1996, 1995 and 1994. The Company expects that research and development expenditures will continue at substantially the same level in relation to sales for the foreseeable future as the Company takes advantage of synergies produced by its acquisitions of Deltec, IPM and Lectro.

Manufacturing

     The Company manufactures substantially all of its UPS products at several locations: Raleigh and Wilmington, North Carolina; San Diego, California; Tijuana, Mexico; and Helsinki, Finland. In addition, the Company's international distributors and affiliates can customize products to the extent required for various international markets.


     The Company's SSG systems are produced at its Wilmington, San Diego, Tijuana and Helsinki facilities. The Company's manufacturing operations for small systems consist primarily of product assembly, wiring harness fabrication, quality control, and product testing. The SSG manufacturing process involves production of high volumes of various models of products, which are significantly easier to assemble than LSG products because of standard production runs and fewer discrete components. The Company now internally produces several components in its Tijuana manufacturing facility (obtained in the acquisition of Deltec) that were previously outsourced.

     The Company's LSG products are manufactured in Raleigh and Helsinki. Manufacturing operations for large systems consist primarily of transformer fabrication, wiring harness fabrication, product assembly, painting, quality control, and product testing. LSG manufacturing involves production of lower volumes of products and requires a higher level of manufacturing expertise due to a higher number of components and, in many cases, the need for customization.

     Although the Company generally uses standard parts and components that are available from a variety of sources, certain electronic components currently are available only from single sources. While the Company has generally been able to obtain adequate supplies of these components, recently UPS manufacturers, including the Company, have experienced temporary shortages in some components, such as certain microprocessors, printed circuit boards and capacitors. These shortages affected the delivery schedule on some products and resulted in lower margins on some sales as the Company incurred higher costs in purchasing components from alternative sources. Generally, any inability to obtain supplies of sole-source components will only temporarily disrupt production until alternative suppliers are located or developed. In addition, the availability of certain specialized components used with large UPS products, such as switchgear, batteries and other ancillary equipment that are not inventoried by the Company, can affect the timing of delivery of the Company's integrated power protection systems, including its LSG products.

     In October 1992, the Company, based upon an audit of its United States operations, was certified and recognized as a Registered Firm conforming to ISO 9001 quality criteria for the design, manufacture and servicing of its products. ISO 9001 certification is becoming increasingly important in the marketing and selling of products worldwide.


Competition

     The Company believes that it is one of three global companies providing a full range of UPS products and services worldwide. The Company competes with a large number of firms with respect to small UPS products, and believes that its principal competitors in the United States include American Power Conversion Corporation, the leading manufacturer and seller of small UPS products; a business unit of General Signal Corp.; and Trippe Manufacturing Company. Since recent growth in the UPS industry has been in small UPS products and since distribution channels for small UPS products are rapidly evolving, the Company believes that it will continue to face significant competition in the sale of small UPS products over the next several years.

     The Company believes that its primary competitors in the large UPS product and services markets include a business unit of Emerson Electric Co. and the recently formed MGE UPS Systems (the result of a management buyout of the UPS business from Groupe Schneider, S.A.). Emerson is much larger than the Company and has greater financial and other resources. The Company believes that Federal government procurements will be highly competitive, such as the recent procurement process related to the new ALC contract discussed below under "Federal Government Contracts."

     Many other companies compete successfully in certain countries or geographic regions and in individual UPS product or application niches. Some of the Company's competitors have greater resources than the Company. The Company believes that product reliability and quality, performance, service, support, and price are the most important factors with respect to sales of its UPS products. Marketing and brand recognition also play a role in competing for the sale of UPS products.


Federal Government Contracts

     Sales to the Federal government accounted for approximately 13%, 27% and 33% of total revenues for fiscal years 1996, 1995 and 1994, respectively. A major portion of the Company's sales to the Federal government consists of large, customized UPS products and ancillary equipment under multi-year programs with complex manufacturing, system design, delivery, and installation schedules. In connection with these programs, the Company supplies significant services, including site-specific engineering, integration, systems implementation and startup, training, orientation, documentation, and program management. The Company also sells its products and services to the Federal government through its GSA schedule and frequently through miscellaneous competitively-awarded and sole-source procurement actions. Most of these contracts are subject to termination at the convenience of the government pursuant to the terms of the contracts.

     A significant portion of the Company's sales to the Federal government in recent years has been under a five-year contract with the Air Force Air Logistics Center ("ALC") awarded to the Company in May 1988 following a competitive procurement and, to a much lesser extent, under a five-year contract with the United States Navy awarded to the Company in June 1991 following a competitive procurement. In April 1992, the Company was awarded a second five-year contract with the United States Navy for a different range of UPS products.

     A significant portion of orders received by the Company under the ALC contract has been for the FAA Air Route Traffic Control Center Modernization Program. To date, the Company has received approximately $360 million in orders under this program, which relate to approximately 25 FAA locations. The period during which new orders could be placed under this contract expired in May 1993. Expiration of the ALC contract does not affect orders received prior to expiration, and delivery on the remainder of such orders, which consist primarily of site implementation services for the FAA, is currently planned through fiscal 1997.

     In September 1996, the Company was awarded a follow-on contract with the Air Force Air Logistics Center (the "ALC II contract"). The ALC II contract was awarded under a new bid process undertaken by the Air Force following the protest of an award of a contract by the Air Force to the Company in June 1995. The Air Force has since terminated for convenience the protested contract awarded in June 1995. The authorized limit available to the Air Force for the ALC II contract is $375 million for the first three years and $125 million for each of two option years for a total of $625 million, subject to available funding and requirements. Actual revenues under the ALC II contract will ultimately depend on actual requirements and purchases, if any, pursuant to the contract by the Air Force and other agencies which utilize the contract.

     In October 1996, the Company was notified by the Air Force that a competitor had filed a protest with the General Accounting Office ("GAO") contesting the award of the ALC II contract to Exide Electronics. As required by the rules governing government contract protests, work under the ALC II contract was automatically suspended as of the protest date. In January 1997, the Company was notified by the Air Force that the GAO had advised the Air Force that all claims in the protest had been denied. This permits the Company to immediately begin performance on the contract. The Company has not yet received the GAO's formal written decision, and it is unknown whether further appeals will be made by the competitor who filed the protest. There have been no material sales to date under the ALC II contract. There can be no assurance that the ALC II contract will remain in effect for any definite period or that the Air Force will place any orders with the Company against such contract.

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

     The Company's Federal government business is performed under firm fixed-price contracts, time-and-materials contracts, and at times a combination of both. Under firm fixed-price contracts, the Company agrees to deliver products and perform work for a fixed price. Accordingly, the Company realizes all of the benefit or detriment resulting from decreased or increased costs of performing under a firm fixed-price contract. Under time-and-materials contracts, the Company receives an agreed hourly rate for each employee working under the contract and is reimbursed for the cost of materials and certain administrative overhead.

     The Company's compliance with government contract regulations is audited or reviewed from time to time by government auditors, who have the right to audit the Company's records and the records of its subcontractors during and after completion of contract performance. Under Federal government regulations, certain costs are not costs for which the government will reimburse the Company. Government auditors may recommend that certain charges be treated as unallowable and reimbursement be made to the government. In addition, as part of the Company's internal control practices, the Company performs regular internal reviews of its charges to the government. In connection with such reviews, the Company may make voluntary refunds to the government for certain unallowable or inadvertent charges that are brought to the government's attention by the Company. The Company provides for estimated unallowable charges and voluntary refunds in its financial statements and believes that its provisions are adequate as of September 30, 1996.

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

     In addition to the right of the Federal government to terminate contracts, Federal government contracts are conditioned upon the continuing availability of budget appropriations. Funds are appropriated on a fiscal-year basis even though contract performance may take more than one year. Consequently, contracts frequently are partially funded at the outset of multi-year programs; in such situations, additional funds are committed to contracts by the procuring agency only as appropriations are made for future fiscal years.


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

     The Company has numerous trademarks effective in the United States and in several foreign countries. Powerware(R), OnliNet(R), PowerVision(R), Hot-Tie(R), NetUPS(R), ConectUPS(R), PowerPass(R), Strategic Power Management(R) and Cell Saver(R) are registered trademarks of the Company, and PowerCare(R) is a registered service mark. Applications for registered trademarks are pending for ONE-UPS(TM) , NET-UPS(TM) and DataFrame(TM). Management considers its various trademarks to be valuable assets but believes that the loss of any one trademark would not have a material adverse effect on the Company's operations.

Employees

     As of September 30, 1996, the Company employed approximately 2,500 permanent associates. Approximately 1,000 are employed in manufacturing while the balance are in customer support, research and development, sales and marketing, and administration. In addition, the Company uses temporary personnel on an as-needed basis, which it believes affords operating flexibility. The Company believes that its continued success depends on its ability to attract and retain highly qualified personnel.

     The metal workers, office and technical staff at the Company's Helsinki, Finland plant are represented by a collective bargaining agreement. None of the Company's other employees is represented by a collective bargaining agreement. The Company has not experienced any work stoppages and believes that its employee relations are good.

Item 2. Properties

     The Company's principal facilities are as follows:



Location                                        Square Feet       Operations
--------------------------------------------    --------------    ------------------------------------------
Raleigh, NC:

     Worldwide Headquarters                      93,000           Corporate offices; sales and marketing; customer service

     Emerging Technologies Group and
     Worldwide Logistics Center                 185,000           Manufacturing; distribution; administrative offices

     LSG Manufacturing Facility                 170,000           Manufacturing

     Advanced Technology Center                  28,000           Research and development

     Training and Support Center                 22,000           Technical training and support


Wilmington, NC                                  168,000           Manufacturing

San Diego, CA                                    89,000           Deltec sales; marketing; manufacturing; research and
                                                                  development; administrative offices

Helsinki, Finland                                78,000           Manufacturing; research and development; distribution;
                                                                  sales; customer support; administrative offices

Tijuana, Mexico                                  97,000           Manufacturing

Toronto, Canada                                  40,000           Distribution; sales; customer support; administrative offices

London, England                                  15,000           Distribution; European sales and service; customer support;
                                                                  administrative offices
                                            ------------

Total                                           985,000
                                            ============

All of the Company's principal facilities are occupied under long-term leases, except for the Wilmington facility, which is owned. The Company also leases various sales and service offices worldwide. The Company believes that its facilities are adequate to meet its current requirements.

Item 3. Legal Proceedings

     On August 21, 1995, a case entitled National Broadcasting Company, Inc. and CNBC, Inc. vs. International Power Machines/Lortec Systems Inc. et al, was filed against IPM in the Supreme Court of New York, New York County. The plaintiffs allege that IPM negligently manufactured and installed a UPS product that caused them property and compensatory damages when the equipment malfunctioned during the installation of the product by third-party contractors. The plaintiffs have filed seven causes of action, each of which seeks damages in the amount of $1.1 million. Three of those causes of action also seek $3 million in punitive damages. Claims of this nature are generally covered by the Company's insurance and its insurer has accepted general defense of the matter. The insurer has notified the Company that while claims based on IPM's negligent manufacture or design are covered by the insurance policy, damages, if any, caused by IPM's intentional or careless decision to install a known defective and dangerous product would be subject to certain exclusions under the policy. While discovery is at an early stage, the Company believes at this time, based on the advice of of its defense counsel, that no evidence has yet been presented that supports any allegation of intentional or careless conduct. IPM also believes that it has meritorious defenses and counter-claims against the third-party co-defendants, who the Company alleges defectively installed the UPS product. The Company believes that the final outcome of this matter will not have a material adverse effect on the business or the financial statements of the Company and its subsidiaries taken as a whole.

     In January 1989, a case was filed by a former manufacturer's representative of the Company, alleging that the Company failed to pay commissions owed to him on certain sales. In March 1994, a jury awarded damages of $3.75 million to the plaintiff. While the Company continued to believe that it should have no liability in this matter and announced its intention to appeal, it recorded a one-time charge in the second quarter of fiscal 1994 of $4,997,000 ($2,936,000 after tax) for the jury verdict and for the costs of the trial.

     In July 1994, the Company announced that this litigation had been settled. Following agreement among the parties to settle, the court vacated the jury award of $3.75 million previously entered and determined that the vacated judgment could not be used against the Company in the future. To avoid further litigation, including post-trial motions and appeals, the Company settled the case by making payments to the plaintiff and his attorneys. The parties thereafter stipulated that the entire action was dismissed with prejudice. Since the total value of the settlement payments was less than the one-time charge for the jury verdict recorded by the Company in the second quarter of fiscal 1994, no further charges were necessary in this matter. By agreement with the plaintiff, the terms of the confidential settlement were not disclosed.

     In May 1990, the Company was served with a complaint in the Delaware Court of Chancery and in May 1991, a related case was filed in Federal Court in New York. These complaints alleged, among other things, that the Company's description of the case involving the manufacturer's representative in its prospectus dated December 21, 1989 was false and misleading. In April 1995, the Company announced that it had settled both the Delaware and New York suits. The Company recorded a charge of $700,000 ($424,000 after tax) for the settlement of the two related lawsuits in the quarter ended March 31, 1995. Court approval of the settlement agreement, after notice to affected shareholders, was granted in August 1995. While the Company believed that neither suit had merit, it decided to settle the suits which were taking valuable corporate time and attention and would have involved significant legal costs to pursue further.

     The Company is involved in various other litigation proceedings incidental to its business. The defense of most of these matters is handled by the Company's insurance carriers. The Company believes that the outcome of such other pending litigation in the aggregate will not have a material adverse effect on its financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to the security holders during the fourth quarter of the fiscal year ended September 30, 1996.


                                     PART II

Item 5. Market For the Registrant's Common Equity and Related Shareholder
        Matters

     The Company's common stock trades on the NASDAQ stock market under the symbol "XUPS." The following table sets forth the range of high and low closing prices of the Company's common shares for the periods indicated:

-------------------- ------------------------- --------------------------
                               1996                       1995
-------------------- ------------------------- --------------------------
-------------------- ------------ ------------ ------------- ------------
                        High          Low          High          Low
-------------------- ------------ ------------ ------------- ------------
First Quarter          $20.75       $14.00        $21.50       $14.63
Second Quarter          15.25        11.75         20.00        15.75
Third Quarter           17.13         9.50         23.00        15.50
Fourth Quarter          12.63         8.75         25.25        18.75
-------------------- ------------ ------------ ------------- ------------

     As of December 20, 1996 there were approximately 4,800 shareholders based on the number of holders of record and an estimate of the number of individual participants represented by security position listings.

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

Item 6. Selected Financial Data

(in thousands, except per share amounts)
--------------------------------------------------------------------------------------------------------------------------------
                                                         1996            1995          1994            1993            1992
--------------------------------------------------------------------------------------------------------------------------------

Results of Operations


Products                                               $339,723        $271,482      $259,403        $220,143        $186,579
Services                                                120,213         119,496       104,580          97,799          60,524
--------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                      $459,936        $390,978      $363,983        $317,942        $247,103
--------------------------------------------------------------------------------------------------------------------------------
Gross profit                                           $133,905        $103,865      $ 98,695        $ 85,495        $ 68,695
--------------------------------------------------------------------------------------------------------------------------------
Income from operations                                 $  7,574 (1)    $ 16,270 (2)  $ 18,462 (3)    $ 20,397        $ 12,844
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and the
   cumulative effect of accounting change              $(14,705)(1)    $ 12,077 (2)  $ 13,459 (3)    $ 16,046        $  9,159
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before the cumulative effect of
   accounting change                                   $(10,314)(1)    $  7,385 (2)  $  9,175 (3)    $  9,832        $  6,056

Cumulative effect of accounting change                        -               -             -           1,000               -
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                      $(10,314)(1)    $  7,385 (2)  $  9,175 (3)    $ 10,832        $  6,056
--------------------------------------------------------------------------------------------------------------------------------
Preferred stock dividends                                   751             592           790           1,071             484
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common shareholders    $(11,065)(1)    $  6,793 (2)  $  8,385 (3)    $  9,761        $  5,572
--------------------------------------------------------------------------------------------------------------------------------
Per Share Amounts
Primary
   Income (loss) before the cumulative effect of
      accounting change                                $  (1.15)(1)    $   0.84 (2)  $   1.07 (3)    $   1.21        $   0.79

   Cumulative effect of accounting change                     -               -            -            0.13               -
--------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                   $  (1.15)(1)    $   0.84 (2)  $   1.07 (3)    $   1.34        $   0.79
--------------------------------------------------------------------------------------------------------------------------------
   Weighted average number of common and equivalent
      shares outstanding                                  9,592           8,054         7,814           7,270           7,039
--------------------------------------------------------------------------------------------------------------------------------

Fully diluted
   Income (loss) before the cumulative effect of
      accounting change                                $  (1.15)(1)    $   0.84 (2)  $   1.03 (3)    $   1.10        $   0.79

   Cumulative effect of accounting change                     -               -             -            0.11               -
 -------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                   $  (1.15)(1)    $   0.84 (2)  $   1.03 (3)    $   1.21        $   0.79
--------------------------------------------------------------------------------------------------------------------------------
   Weighted average number of common and equivalent
      shares outstanding                                  9,592           9,673         9,393           9,316           7,651
--------------------------------------------------------------------------------------------------------------------------------
Financial Condition

Working capital                                        $115,867        $105,543      $ 93,337        $ 87,029        $ 61,714
Total assets                                            489,474         256,451       224,676         203,233         151,178
Long-term debt                                          232,267          80,258        58,400          56,805          40,299
Redeemable preferred stock                               18,312               -        10,000          10,000          10,100
Common shareholders' equity                              96,339          83,767        67,462          58,017          44,501
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

(1) Results of operations and per share amounts include one-time acquisition, restructuring, purchase accounting and interest charges charges of $24,565
($15,502 after tax). See the MD&A for additional information.

(2) Results of operations and per share amounts include one-time merger, acquisition, and litigation charges of $7,700 ($5,597 after tax). See the MD&A for additional information.

(3) Results of operations and per share amounts include a one-time litigation charge of $4,997 ($2,936 after tax). See the MD&A for additional information.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition


Overview

     Exide Electronics (the "Company") provides Strategic Power Management solutions to a broad range of businesses and institutions worldwide. The Company's products are used for networking, financial, medical, industrial, telecommunications, military, cable television, and aerospace applications -- wherever continuous power is essential to daily operations. The Company has designed and sold large customized uninterruptible power systems (UPS) for data centers since the early 1960s. During the 1980s, the Company broadened its product offerings by introducing Powerware (R) Systems, standardized UPS to support mainframe and large minicomputer installations. Personal computers proliferated in the late 1980s, and the Company responded with product families that support personal computers, workstations and local area networks (LANs), including the Powerware Prestige product line that was introduced in 1993. The Company has expanded its product offering through acquisitions and internal development to include the full spectrum of off-line, line-interactive and on-line UPS products, as well as a worldwide service organization.

     The following discussion provides an assessment of the consolidated results of operations and liquidity and capital resources of the Company, and should be read in conjunction with the consolidated financial statements and accompanying notes.

     The Company's products and services and its marketing, manufacturing, and research and development functions are organized into several business units: the Small Systems Group ("SSG"), which the Company defines as all single-phase products; the Large Systems Group ("LSG") for all three-phase products; and the Worldwide Services Group ("WSG") for all the service needs of the Company's customers. In the fourth quarter of fiscal 1995, the Company announced the formation of the Emerging Technologies Group ("ETG") to more aggressively position itself in emerging high-growth technology markets. Currently, ETG is focusing on the converging interactive communications markets, such as cable television. ETG results have been included in SSG results for fiscal years 1996 and 1995.

     Over the last three years, several factors have had a significant impact on the Company's results of operations, including the acquisition of Deltec Power Systems, Inc. ("Deltec") and International Power Machines ("IPM"); the recognition of certain nonrecurring acquisition and restructuring charges during fiscal 1996 and 1995; the growth in revenues of small UPS products; the overall strong growth in international markets; the effect of Federal government product and service revenues; and the settlement of certain litigation in fiscal 1995 and 1994. The impact of these and other factors are discussed below in more detail.

     On March 13, 1996, the Company completed its acquisition of Deltec, one of the world's largest manufacturers and marketers of off-line and line-interactive small UPS, from Fiskars Oy Ab ("Fiskars") and an affiliated company. The purchase price of approximately $197.6 million (excluding transaction costs of approximately $4.2 million) was comprised of $168.0 million in cash, 825,000 shares of the Company's common stock valued at $14 per share, and 1,000,000 shares of the Company's Series G redeemable convertible preferred stock valued at $18 per share. In addition, under the terms of the acquisition agreement, the Company paid $4.0 million to Fiskars in payment of certain interest carrying costs associated with Fiskars' agreement to extend the time for closing the acquisition. In connection with the acquisition, the Company established a restructuring reserve to cover anticipated costs of consolidating sales and service operations and eliminating certain duplicate product lines. This reserve included $1.6 million for asset valuation allowances (primarily inventory and fixed assets) and $1.3 million for other related charges. See "Liquidity and Financial Condition" for a discussion of the financing of this transaction. The financial results of Deltec are consolidated from March 13, 1996 to September 30, 1996. See Note 2 of notes to consolidated financial statements.

     In connection with the acquisition of Deltec and subsequent restructuring activities, the Company recorded approximately $14.6 million of nonrecurring expenses in fiscal 1996. These costs included $4.7 million to write off purchased in-process research and development costs, $1.0 million of expenses reimbursed to Fiskars in connection with the acquisition, and $8.9 million for reserves primarily related to the closing of the Company's Dallas, Texas manufacturing facility and other activities required to integrate the operations of Deltec and IPM into Exide Electronics. The reserves included $1.5 million in termination benefits for approximately 275 employees, primarily consisting of workers at the Dallas facility and manufacturing personnel at the Company's facility in Wilmington, North Carolina. During fiscal 1996, approximately $0.5 million was paid and charged to the restructuring reserve. Also included in the charge were $6.3 million for asset valuation allowances primarily related to fixed assets, long-term intangible assets and inventory, and $1.1 million of costs to shut down the facility in Dallas. The Dallas facility shutdown was completed in October 1996.

     As a result of the continuing trend in the computer industry towards distributed processing and the proliferation of client/server platforms, networks, internetworking and web technologies, the Company's product mix has shifted to lower kVA(1) product lines and away from traditional large systems products. Sales of SSG products have increased significantly during the past three fiscal years, while commercial sales of the Company's large custom products have generally declined or experienced only modest growth. This direction reflects the general downsizing trend in the computer industry, which has resulted in dynamic changes in the commercial mainframe and data center market segments. Small UPS products are characterized generally by higher unit sales volumes, lower average prices and higher unit margins than large custom UPS products, and are sold through different distribution channels. The majority of the Company's UPS products are sold to customers to protect computers or similar electronics products. The electronics market, including the networking, client/server, workstation, personal computer, and small UPS markets, is increasingly characterized by intense competition, rapidly changing technology, and evolving industry standards, frequently resulting in shorter product life cycles and declines in selling prices. The Company has responded by reducing manufacturing costs and purchased components, and aggressively introducing new hardware and software products with lower costs and higher performance levels.

     International sales accounted for approximately 37%, 31%, and 25% of the Company's total revenues for fiscal 1996, 1995, and 1994, respectively, and accounted for approximately 42%, 43%, and 37% of total commercial revenues for those fiscal years, respectively. This reflects focused product development to meet international voltage and frequency requirements; the expansion of distribution networks which include subsidiaries in selected European countries, Brazil, Hong Kong, and India; distributors in other international regions; and a strategic relationship for distribution in Japan. The Company's international operations were further expanded in fiscal 1996 with the acquisition of Deltec, which has a strong presence in Europe through its subsidiary, Fiskars Power Systems. Sales to Latin America remained flat in fiscal 1996 but decreased as a percentage of total international sales to 22% in fiscal 1996 from 30% in fiscal 1995 due to increased sales to Europe and the Far East. Sales to Latin America have been affected by unstable economic conditions in recent years. Continuing unstable economic conditions could result in revenue and operating profit fluctuations in this region.

_____________
1 A kilovolt ampere is a commonly-used unit of measure for electricity supplied using alternating current.

     Sales to the Federal government accounted for approximately 13%, 27%, and 33% of total revenues for fiscal years 1996, 1995, and 1994, respectively. The decline in sales to the Federal government reflects the scheduled completion of most product shipments and decreasing service revenues under the multi-year Federal Aviation Administration ("FAA") program. The FAA program is scheduled for completion in fiscal 1997, and sales to the Federal government are expected to decline 40 to 50% or approximately $23 to $29 million in fiscal 1997. The Company's contracts with the Federal government have no significant minimum purchase commitments, and the government may cease purchases under these contracts at any time for any reason. These contracts are subject to termination at the convenience of the government pursuant to the terms of the contracts.

     In September 1996, the Company was awarded a follow-on contract with the Air Force Air Logistics Center (the "ALC II contract"). The ALC II contract was awarded under a new bid process undertaken by the Air Force following the protest of an award of a contract by the Air Force to the Company in June 1995. The Air Force has since terminated for convenience the protested contract awarded in June 1995. The authorized limit available to the Air Force for the ALC II contract is $375 million for the first three years and $125 million for each of two option years for a total of $625 million, subject to available funding and requirements. Actual revenues under the ALC II contract will ultimately depend on actual requirements and purchases, if any, pursuant to the contract by the Air Force and other agencies which utilize the contract.

     In October 1996, the Company was notified by the Air Force that a competitor had filed a protest with the General Accounting Office ("GAO") contesting the award of the ALC II contract to Exide Electronics. As required by the rules governing government contract protests, work under the ALC II contract had been automatically suspended. In January 1997, the Company was notified by the Air Force that the GAO had advised the Air Force that all claims in the protest had been denied. This permits the Company to immediately begin performance on the contract. The Company has not yet received the GAO's formal written decision, and it is unknown whether further appeals will be made by the competitor who filed the protest. There have been no material sales to date under the ALC II contract. There can be no assurance that the ALC II contract will remain in effect for any definite period or that the Air Force will place any orders with the Company against such contract.

     The Company acquired IPM during the second quarter of fiscal 1995 in a transaction accounted for as a pooling of interests. Accordingly, the amounts presented in this annual report, including the consolidated financial statements and notes thereto, pertaining to periods prior to the acquisition date have been restated to reflect the merger with IPM for all periods presented.

Results of Operations

     The following table presents, for the periods shown, revenues; gross profit; selling, general and administrative expense; research and development expense; acquisition, restructuring and litigation expense; income from operations; and net income (loss), in millions of dollars, and certain income statement captions as a percentage of related revenues or of total revenues.


                                                     --------------------------------------------
                                                           Fiscal Year Ended September 30,
                                                     --------------------------------------------
(in millions)                                            1996            1995           1994
                                                     --------------------------------------------
Revenues
   Small Systems Products (1)                               $200.3         $ 123.3        $ 97.8
   Large Systems Products (1)                                139.4           148.2         161.6
                                                     --------------------------------------------
     Total Products                                          339.7           271.5         259.4
  Worldwide Services Group                                   120.2           119.5         104.6
                                                     --------------------------------------------
      Total Revenues                                         459.9           391.0         364.0
                                                     --------------------------------------------

Gross Profit
   Products                                                   94.5            66.8          65.8
   Services                                                   39.4            37.1          32.9
                                                     --------------------------------------------
      Total Gross Profit                                     133.9           103.9          98.7
                                                     --------------------------------------------

Selling, general and administrative expense                   99.1            70.0          65.1
Research and development expense                              12.6             9.9          10.1
Acquisition, restructuring and litigation expense             14.6             7.7           5.0
                                                     --------------------------------------------
      Income from operations                                   7.6            16.3          18.5

      Net income (loss)                                     $(10.3)         $  7.4        $  9.2
                                                     --------------------------------------------

Revenue Growth:
   Small Systems Products                                     62.5%           26.1%            -
   Large Systems Products                                     (6.0)           (8.3)            -
                                                     --------------------------------------------
     Total Products                                           25.1             4.7             -
  Worldwide Services Group                                     0.6            14.3             -
                                                     --------------------------------------------
      Total Revenues                                          17.6%            7.4%            -
                                                     --------------------------------------------

Margin Data (as a percentage of revenues):
Gross Profit
   Products                                                    27.8%          24.6%         25.4%
   Services                                                    32.8           31.0          31.4
                                                     --------------------------------------------
      Total Gross Profit                                       29.1           26.6          27.1
                                                     --------------------------------------------

Selling, general and administrative expense                    21.5           17.9          17.9
Research and development expense                                2.7            2.5           2.8
Acquisition, restructuring and litigation expense               3.2            2.0           1.4
                                                     ============================================
      Income from operations                                    1.7%           4.2%          5.0%
                                                     ============================================

_____________

(1) In the Company's third fiscal quarter of 1996, certain product lines (18-36kVA) were reclassified from SSG to LSG; all periods have been restated.

Fiscal Year 1996 versus 1995

Revenues

     Total revenues increased by 17.6% to $459.9 million in fiscal year 1996 from $391.0 million in fiscal year 1995, due to a 25.1% increase in product revenues and a 0.6% increase in service revenues.

     SSG revenues for fiscal 1996 increased by $77.0 million or 62.5% over fiscal 1995. Approximately $52.5 million of the increase was due to revenues generated by the acquisition of Deltec. Excluding the effect of Deltec, revenues grew by 20.3% primarily as a result of the acquisition of Lectro Products, Inc. ("Lectro") in August 1995. International SSG revenues for fiscal 1996 were approximately $98.3 million, an increase of approximately 32.6% over fiscal 1995. Deltec contributed approximately $26.1 million in international revenues, primarily in Europe. SSG revenues in historical international channels declined slightly, as increased revenues in Europe were more than offset by declines in Latin America. Sales to Latin America have been affected by the economic conditions in that region but improved in the last two quarters of fiscal 1996, aided by the Company's new subsidiary in Brazil. Sales of the Prestige product family increased approximately 32% in fiscal 1996 compared to the same period in fiscal 1995. Increased revenues were generally due to higher unit sales rather than increased unit prices.

     LSG revenues for fiscal 1996 were 6.0% lower than fiscal 1995, due primarily to the scheduled decline in sales under the FAA program. Product revenues under the FAA program have been declining because the Company has completed the shipment of most systems and related ancillary products to the various FAA sites. Excluding sales under the FAA program, LSG revenues increased $17.1 million or 15.6%, reflecting strong commercial sales of Powerware Plus products in both domestic and international markets and $10.6 million of revenues from the Deltec acquisition.

     WSG revenues for fiscal 1996 remained flat compared to fiscal 1995, attributable to incremental revenues of $13.3 million from the Deltec acquisition and an increase in commercial services of $4.6 million, offset by a $17.2 million decrease in Federal service revenues. WSG's commercial revenues in the United States ("U.S.") grew by about 18.9% in fiscal 1996, due primarily to $6.0 million of revenues from the Deltec acquisition and increased field service revenues of $2.3 million, mostly from battery service sales. International service revenues increased 51.8%, because of higher sales in Europe, including $6.9 million of incremental revenues generated by the Deltec acquisition. As expected, Federal service revenues decreased over the prior year by approximately 32.9%, mainly due to the decline in FAA site service revenues.

Gross Profit

     Gross profit increased by $30.0 million in fiscal 1996 over fiscal 1995 to $133.9 million. Gross profit as a percentage of total revenues increased to 29.1% in fiscal 1996 from 26.6% in fiscal 1995. Product gross profit margins rose to 27.8% in fiscal 1996 from 24.6% in fiscal 1995, while service margins increased to 32.8% from 31.0% during that same period. Increased sales of new, higher margin products (Prestige, Powerware Plus and Deltec UPS) contributed to product gross margin gains. In addition, the Company continued to implement cost reductions and operational efficiencies to maintain competitiveness and improve margins in response to the industry trend of declining UPS prices. Service margins increased for the year primarily due to a higher proportion of commercial revenues at higher margins and higher margins on revenues from the Deltec acquisition.

Selling, General and Administrative Expense

     Selling, general and administrative expense increased $29.1 million to $99.1 million in fiscal 1996 (21.5% percent of revenues) from $70.0 million in fiscal 1995 (17.9% of revenues). Selling and marketing expenses increased due to incremental costs related to the consolidation of Deltec and the Emerging Technologies Group, the launching of a new global advertising campaign, and higher commissions and incentives related to higher commercial revenues. Total commissions and incentives spending, and such costs as a percentage of sales, rose in fiscal 1996 versus 1995 due to a higher mix of commercial revenues to total revenues in 1996 over 1995. Variable selling expenses are generally higher for commercial revenues than for Federal revenues. General and administrative expenses rose from the prior year due primarily to amortization of goodwill and intangible assets totaling $7.9 million generated by recent acquisitions.

Research and Development Expense

     Research and development expense increased $2.7 million to $12.6 million in fiscal 1996 (2.7% of revenues) from $9.9 million in fiscal 1995 (2.5% of revenues). This increase was attributable to the newly formed Emerging Technologies Group, incremental costs for the consolidation of Deltec, and the cost of developing certain products for OEM partners.

Acquisition, Restructuring and Litigation Expense

     During the second quarter of fiscal 1996, the Company completed its acquisition of Deltec. In connection with the acquisition, the Company recorded approximately $14.6 million of nonrecurring expenses in fiscal 1996. These costs included $4.7 million to write off purchased in-process research and development costs, $1.0 million of expenses reimbursed to Fiskars in connection with the acquisition, and $8.9 million for reserves primarily related to the closing of the Company's Dallas, Texas manufacturing facility and other activities required to integrate the operations of Deltec and IPM into Exide Electronics. The reserves included $1.5 million in termination benefits for approximately 275 employees, primarily consisting of workers at the Dallas, Texas facility and manufacturing personnel at the Company's facility in Wilmington, North Carolina. During fiscal 1996, approximately $0.5 million was paid and charged against the restructuring reserve. Also included in the charge were $6.3 million for asset valuation allowances primarily related to fixed assets, long-term intangible assets and inventory, and $1.1 million of costs to shutdown the facility in Dallas. The Dallas facility shut down was completed in October 1996.

     During the second quarter of fiscal 1995, the Company completed its acquisition of IPM. With the consummation of the acquisition, which was accounted for as a pooling of interests, the Company recorded a nonrecurring pretax charge of $3.0 million for legal, accounting, financial advisory, and other costs related to the merger. The Company also expensed approximately $2.5 million for the estimated costs of closing a duplicate operating facility and discontinuing certain duplicate product lines manufactured at that facility. In addition, the Company recorded a $0.7 million pretax charge for the settlement of two related lawsuits.

     In the fourth quarter of fiscal 1995, the Company wrote off approximately $1.5 million of costs related to a proposed acquisition that was not consummated. Such costs were incurred during fiscal 1995, and consisted primarily of legal, accounting, and other financial advisory services.

Income from Operations

     The Company generated income from operations of $7.6 million for fiscal 1996, versus $16.3 million in fiscal 1995. Excluding the nonrecurring items in both fiscal 1996 and 1995 discussed under "Acquisition, Restructuring and Litigation Expense" and $5.5 million of certain nonrecurring purchase accounting adjustments in fiscal 1996, pro forma operating income increased 15.4% to $27.7 million in fiscal 1996, from $24.0 million in fiscal 1995. This increase was due primarily to higher revenues and improved gross margins in 1996, offset by higher selling and administrative costs.

Interest

     Interest expense increased $17.6 million to $23.2 million in fiscal 1996 from $5.6 million in fiscal 1995. During the second quarter of fiscal 1996, the Company recorded a one-time charge of $4.4 million for interest paid to Fiskars, the former parent of Deltec, and for the write-off of remaining debt issuance costs on the Company's previous credit facility. See "Liquidity and Financial Condition." Approximately $12.4 million of interest expense was also incurred during fiscal 1996 related to increased borrowings to finance the acquisition of Deltec, including interest on $125 million of senior subordinated notes issued in March 1996. The remaining increase is due to increased borrowings to finance working capital and higher interest rates on the Company's new credit facility.

Benefit/Provision for Income Taxes

     The benefit from income taxes for fiscal 1996 reflects a consolidated effective tax rate of approximately 33.5% as compared to a provision of approximately 38.9% for fiscal 1995. The effective rate in fiscal 1996 was affected by permanent differences, including goodwill related to the acquisition of Deltec. The effective rate in fiscal 1995 was affected by certain non-deductible costs recorded in the year related to the merger of IPM. See Note 12 of notes to consolidated financial statements.

Net Income (Loss)

     Net loss for fiscal 1996 was $10.3 million, or $1.15 per fully diluted share, as compared to net income of $7.4 million, or $0.84 per fully diluted share, for fiscal 1995. Excluding nonrecurring charges (discussed above under "Acquisition, Restructuring and Litigation Expense" and "Interest") and $5.5 million of nonrecurring purchase accounting adjustments, net income would have been $5.2 million or $0.46 per fully diluted share in fiscal 1996, compared to $13.0 million or $1.42 per fully diluted share in fiscal 1995.

Fiscal Year 1995 versus 1994

Revenues

     Total revenues increased by 7.4% to $391.0 million in fiscal 1995 from $364.0 million in fiscal 1994, due to increases in product revenues of 4.7% and service revenues of 14.3%.

     SSG revenues for fiscal 1995 increased by $25.5 million or 26.1% over the prior fiscal year. Much of this increase occurred in international sales channels, which experienced growth in excess of 40%. This growth reflects strong sales by the Company's affiliates in Europe, Japan, and Canada, which accounted for over 80% of the total growth in international sales. U.S. revenues were approximately 13% higher than in the prior year. Excluding SSG sales of Lectro products, U.S. revenues increased by about 7% over fiscal 1994. Growth in SSG product revenues resulted primarily from continued strong sales of Powerware Prestige products. Prestige sales were approximately $42.1 million higher than in the prior year, while products being phased out declined by about $24.2 million, for a net increase of $17.9 million. In fiscal 1995, the Prestige product line was expanded, additional accessories were introduced, and new versions of software and network communications products were launched. The number of SSG units sold increased by approximately 30% as compared to fiscal 1994. Average selling prices were slightly lower than in the prior year, reflecting the industry trend of declining UPS prices.

     LSG revenues for fiscal 1995 were $161.6 million or 8.3% lower than in fiscal 1994, due primarily to the scheduled decline in sales under the FAA program. Product revenues under the FAA program have been declining because most product shipments to the various FAA sites have been completed. Excluding the effect of the scheduled decline in FAA shipments, LSG revenues decreased 3.9% year over year, due to the nonrecurrence of one significant custom job in excess of $6 million for a major data center. International revenues were flat, primarily due to an increase in sales by the Company's European subsidiaries, offset by a decline in sales by the Company's Canadian subsidiary. The number of LSG UPS products sold increased by about 6% in fiscal 1995 compared to the prior fiscal year. The average sales price per system decreased, as sales of the smaller kVA models, which are generally lower-priced than the larger kVA models, represented a larger percentage of total LSG revenues than in the prior fiscal year.

     WSG revenues for fiscal 1995 increased by $14.9 million or 14.3% over the prior fiscal year. WSG's commercial U.S. revenues grew by about 9%, with strong growth occurring in most service categories. The acquisition of three sales and service organizations (in Canada and Europe) in the fourth quarter of fiscal 1994 contributed to a 47% increase in international revenues. Federal service revenues increased over the prior year by approximately 13%, mainly attributable to growth in the Company's Federal site implementation business. WSG revenue increases in fiscal 1995 resulted principally from a higher volume of services rather than increased prices.

Gross Profit

     Gross profit increased by $5.2 million in fiscal 1995 over fiscal 1994 to $103.9 million. Gross profit as a percentage of total revenues decreased slightly to 26.6% in fiscal 1995 from 27.1% in fiscal 1994. Product gross profit margins declined to 24.6% in fiscal 1995 from 25.4% in fiscal 1994, while service margins declined to 31.0% from 31.4% during that same period. Product gross profit margins declined from the prior year mainly as a result of sales of certain discontinued SSG product lines at lower than normal margins, and a higher proportion of sales in channels with lower margins. The Company also incurred higher than normal costs related to increased production volumes for its new Powerware Prestige product lines, and selected sales price reductions. Service margins decreased slightly as compared to the prior fiscal year, reflecting a higher proportion of lower margin government service revenues and the costs of integrating IPM's service business into the Company's service organization.

Selling, General and Administrative Expense

     Selling, general and administrative expense increased $4.9 million, from $65.1 million in fiscal 1994 to $70.0 million in fiscal 1995 (approximately 18% of revenues). Selling and marketing expenses rose to support a higher commercial sales level and the continued expansion of its worldwide marketing, distribution, and support capabilities, especially in international markets. New selling and marketing programs for fiscal 1995 included the realignment of the North American sales and support operation along customer groups, the launching of an integrated marketing campaign introducing the concept of Strategic Power Management, and the opening of an area sales office in Miami, Florida to service markets in Latin America. General and administrative expense declined from the prior year due primarily to lower legal expenses as a result of the settlement of certain litigation and synergies achieved by the integration of IPM.

Research and Development Expense

     Research and development expense decreased by approximately $0.2 million, to $9.9 million in fiscal 1995 from $10.1 million in fiscal 1994, and decreased as a percentage of revenue to 2.5% in fiscal 1995 from 2.8% in fiscal 1994. The decrease was related to a variety of factors, including the ability of the Company to charge certain custom engineering costs to specific job orders in SSG, cost control efforts by the Company, and lower research and development expenses at IPM, as significant expenses were incurred in fiscal 1994 in the development of a new product that were not required in fiscal 1995.

Acquisition, Restructuring and Litigation Expense

     The Company incurred $7.0 million of merger and acquisition charges in fiscal 1995. In connection with the acquisition of IPM in the second quarter of fiscal 1995, the Company recorded a nonrecurring pretax charge of $5.5 million. This charge included approximately $3.0 million for legal, accounting, financial advisory, and other costs related to the merger. Approximately $2.5 million was also expensed for the estimated costs of closing a duplicate operating facility and discontinuing certain duplicate product lines manufactured at that facility. In the fourth quarter of fiscal 1995, the Company recorded a pretax charge for acquisition expenses of about $1.5 million after negotiations and due diligence efforts to acquire the UPS business of Group Schneider S.A. were terminated.

     The Company recorded a $0.7 million charge for the settlement of two related lawsuits in fiscal 1995. Although the Company believed that neither suit had merit, it decided to settle as the suits were consuming significant corporate resources and would have involved substantial legal costs to pursue further. In fiscal 1994, the Company recorded a charge of $5.0 million for the settlement of litigation. This litigation is discussed further in Note 15 of the notes to consolidated financial statements.


Income from Operations

     Income from operations declined $2.2 million to $16.3 million for fiscal 1995, from $18.5 million in fiscal 1994. This decrease reflects the nonrecurring acquisition, restructuring and litigation expenses discussed above. Excluding these charges, income from operations would have been $24.0 million, compared to $23.5 million in fiscal 1994. As a percentage of revenues, pro forma income from operations would have been 6.1% in fiscal 1995 versus 6.4% in fiscal 1994. This decrease was primarily attributable to the decrease in gross profit margins, as discussed above under "Gross Profit".

Interest/Other

     Interest expense increased to $5.6 million in fiscal 1995 from $5.4 million in fiscal 1994. The Company expensed $0.2 million in the write-off of remaining debt issuance costs and a redemption premium related to the redemption of its Industrial Revenue Bonds ("IRBs") in the first quarter of fiscal 1995, and incurred $0.2 million in incremental interest expense related to the increased level of borrowings used to finance the acquisition of Lectro. Excluding these two charges, interest expense would have been about 5% lower than in fiscal 1994. Other (income) expense improved by approximately $1.0 million. The increase was primarily due to favorable changes in foreign exchange rates, improved results for the Company's Japanese joint venture, an increase in royalty income, and a gain on the sale of certain fixed assets in fiscal 1995.

Provision for Income Taxes

     The fiscal 1995 provision for income taxes reflects a consolidated effective rate of approximately 38.9% as compared to approximately 31.8% in fiscal 1994. The higher rate in fiscal 1995 was due primarily to certain non-deductible acquisition costs, which were partially offset by increased utilization of net operating losses in certain of the Company's subsidiaries. The fiscal 1994 rate was lower than usual due to the higher recognition of tax benefits for net operating losses as certain of the Company's subsidiaries turned profitable, and the utilization of certain state tax credits.

Net Income

     Net income for fiscal 1995 was $7.4 million, or $0.84 per fully diluted share, as compared to net income of $9.2 million, or $1.03 per fully diluted share, for fiscal 1994. Excluding the previously discussed acquisition, restructuring and litigation charges in fiscal years 1995 and 1994, net income would have been $13.0 million or $1.42 per fully diluted share for fiscal 1995, and $12.1 million or $1.34 per fully diluted share in fiscal 1994.

Liquidity and Financial Condition

     At September 30, 1996, the Company had $115.9 million of working capital, as compared to $105.5 million at September 30, 1995 and $135.5 million at March 31, 1996 (immediately after the Deltec acquisition). The decrease in working capital since March 31, 1996 is primarily a result of lower inventory balances due to improved logistics management, and a decrease in other short-term assets, reflecting amortization of certain short-lived intangible assets recognized in the Deltec acquisition. Working capital at September 30, 1996 also included higher levels of short-term debt, accounts payable and other current liabilities. Working capital has been used to reduce the Company's long-term debt balance, which decreased $27.3 million from March 31, 1996. Cash provided by operations was $22.3 million in fiscal 1996, compared to $1.1 million in fiscal 1995 and $8.5 million in fiscal 1994.

     During fiscal 1996, the Company invested approximately $11.7 million in capital expenditures, as compared to approximately $12.5 million in fiscal 1995 and $8.7 million during fiscal 1994. Capital expenditures for fiscal 1996 included costs relating to the integration of IPM and Lectro and consolidation of the Company's headquarters. The Company also invested approximately $167.0 million for the acquisition of Deltec in fiscal 1996. Capital expenditures were higher in fiscal 1995 than 1994 due primarily to expansion of SSG's manufacturing facility in Wilmington, NC, fit-up of the Company's new Worldwide Logistics Center, and new facilities for ETG. The Company also invested approximately $13.2 million for the acquisition of Lectro in fiscal 1995. Capital expenditures for fiscal 1997 are expected to approximate $12 to $13 million.

     In March 1996, the Company refinanced its domestic bank credit facilities with a $175 million senior secured bank package (the "New Credit Facility") comprised of a $125 million revolving credit facility and a $50 million term loan. Borrowings under the revolving credit facility are limited to specified amounts of eligible accounts receivable and inventories. Outstanding borrowings are secured by substantially all the inventories and accounts receivable of the Company, and the pledge of all of the capital stock of all of the Company's material domestic subsidiaries and 66% of the capital stock of its foreign subsidiaries.

     The Company is subject to certain financial covenants, including maintaining specified fixed charge coverage and leverage ratios, and minimum net worth and earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined. The Company was in compliance with all applicable financial covenants as of September 30, 1996, as amended. The EBITDA covenant for the six months ended September 30, 1996 was $31.0 million. The Company's actual EBITDA for the six months ended September 30, 1996 was $31.2 million. At September 30, 1996, the Company had borrowings of $115.5 million outstanding under the New Credit Facility, and a remaining borrowing capacity of $5.3 million.

     In March 1996, the Company issued 125,000 units (the "Units") comprised of $125 million of 11.5% senior subordinated notes (the "Notes") and warrants (the "Warrants") to purchase 643,750 shares of the Company's common stock. Each Unit consisted of one $1,000 Note and one detachable Warrant to acquire 5.15 shares of the Company's common stock at an exercise price of $13.475 per share, subject to adjustment in certain events. Interest on the Notes is payable semi-annually on March 15 and September 15, commencing on September 15, 1996. The Notes are callable at the option of the Company, in whole or in part, on or after March 15, 2001, at predetermined redemption prices. The Notes are due and the Warrants expire on March 15, 2006. The holders of the Warrants have no voting rights, no right to receive dividends, and no liquidation rights in the event of a liquidation, dissolution, or winding-up of the Company.

     The New Credit Facility and the Notes contain restrictive covenants which, among other things, limit the Company's ability to incur additional debt, pay dividends, consummate certain acquisitions, make certain asset sales, and permit certain liens. For further discussion of the New Credit Facility, the Notes and certain interest rate protection agreements, see Note 6 of notes to consolidated financial statements.

     The Company expects to finance its capital requirements in the future through existing cash balances, cash generated from operations, and borrowings under its existing credit facilities. Based on the current level of operations and anticipated growth, management believes that cash flow from operations, together with available borrowings under its credit facilities and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its indebtedness. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future working capital borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, or make necessary capital expenditures. As a result of the Deltec acquisition, revenues generated and assets located outside the U.S. have increased significantly. The Company may be limited in its ability to repatriate offshore profits without incurring a substantial tax liability. Therefore, while legally available to meet the Company's cash requirements, such funds may not be economically available. See Notes 11 and 12 of the notes to consolidated financial statements.

     In October 1995, the holder of the Company's $15.0 million subordinated convertible notes converted the notes into 1,146,789 shares of the Company's common stock under the terms of the agreement. These notes and the conversion are discussed further in Note 6 of the notes to consolidated financial statements.

Quarterly Operating Results

     The Company's quarterly operating results have fluctuated significantly. Quarterly results depend upon the timing of product shipments and major systems implementation services, which can be influenced by a number of factors. Some of these factors are beyond the Company's control, particularly for large, customized systems. Historically, the fourth quarter has produced the largest portion of the Company's revenues and income. The Company believes that the fourth quarter results reflect increased shipments resulting from management incentives that are tied to annual sales performance and increased sales prompted by weather-related power disturbances during the spring and summer months. The first quarter has typically produced the smallest portion of the Company's revenues and income, so that there has been a historical reduction in the Company's first quarter results as compared to the previous fiscal year's fourth quarter. During fiscal years 1996, 1995, and 1994, revenues generally increased for each quarter within the applicable year, but revenues for the first quarter were lower than revenues for the fourth quarter of the prior year.

     Selling, general and administrative, and research and development expenditures are incurred to support projected annual sales. These expenses do not necessarily vary proportionately with revenues on a quarterly basis. As a result, variations in quarterly revenues may not be accompanied by an equivalent change in expenses. Operating margins may, therefore, vary significantly between quarters.

Contingencies

Litigation

     On August 21, 1995, a case entitled National Broadcasting Company, Inc. and CNBC, Inc. vs. International Power Machines/LorTec Systems Inc. et al, was filed against IPM in the Supreme Court of New York, New York County. The plaintiffs allege that IPM negligently manufactured and installed a UPS product that caused them property and compensatory damages when the equipment malfunctioned during the installation of the product by third-party contractors. The plaintiffs have filed seven causes of action, each of which seeks damages in the amount of $1.1 million. Three of those causes of action also seek $3.0 million in punitive damages. Claims of this nature are generally covered by the Company's insurance and its insurer has accepted general defense in this matter. The insurer has notified the Company that while claims based on IPM's negligent manufacture or design are covered by the insurance policy, damages, if any, caused by IPM's intentional or careless decision to install a known defective and dangerous product would be subject to certain exclusions under the policy. While discovery is at an early stage, the Company believes at this time, based on the advice of its defense counsel, that no evidence has yet been presented that supports any allegation of intentional or careless conduct. IPM also believes that it has meritorious defenses and counter-claims against the third-party co-defendants, who the Company alleges defectively installed the UPS product. The Company believes that the final outcome of this matter will not have a material adverse effect on the business or the financial statements of the Company and its subsidiaries taken as a whole.

     During fiscal years 1995 and 1994, the Company settled certain litigation which is discussed in "Acquisition, Restructuring and Litigation Expense" above and in Note 15 of the notes to consolidated financial statements.

Government Contract Matters

     Sales to the United States Federal government accounted for approximately 13%, 27%, and 33% of total revenues for fiscal years 1996, 1995, and 1994, respectively. The Company's contracts with the Federal government have no significant minimum purchase commitments, and the government may cease purchases under these contracts at any time for any reason. These contracts are subject to termination at the convenience of the government pursuant to the terms of the contracts. The Company's compliance with government contract regulations is audited or reviewed from time to time by government auditors, who have the right to audit the Company's records and the records of its subcontractors during and after completion of contract performance, and may recommend that certain charges be treated as unallowable and reimbursement be made to the government. The Company provides for estimated unallowable charges and voluntary refunds in its financial statements, and believes that its provisions are adequate as of September 30, 1996.

Foreign Currency Exposures

     International sales accounted for approximately 37%, 31%, and 25% of total revenues for fiscal years 1996, 1995, and 1994, respectively. A significant portion of the Company's international sales are denominated in foreign currencies. As of September 30, 1996, approximately 30% of the Company's total assets were located outside the United States, primarily in Europe. Significant fluctuations in foreign currency exchange rates can result in gains or losses on foreign currency transactions, which are recorded in the consolidated statement of operations. Fluctuations in the recorded value of the Company's net investment in its international subsidiaries resulting from changes in foreign exchange rates are recorded in the cumulative translation adjustments component of common shareholders' equity. The Company hedges these risks using a combination of natural hedges such as foreign currency denominated borrowings and, from time to time, foreign currency financial instruments. European, Japanese and Latin American currencies have been especially volatile over the last two years. As of September 30, 1996, the Company had accounts receivable and accounts payable totaling approximately $8.0 million that were exposed to fluctuations in exchange rates. These balances are spread among various currencies, primarily the French franc. As of September 30, 1996, the Company had no material foreign currency hedge contracts outstanding.

     During fiscal 1996, the Company had foreign exchange transaction losses of approximately $0.2 million, and the change in the cumulative translation adjustments account increased the recorded value of common shareholders' equity by $0.4 million from September 30, 1995 to September 30, 1996. During fiscal 1995, the Company had foreign exchange transaction losses of approximately $0.2 million, the same as in fiscal 1994, and the change in the cumulative translation adjustments account increased the recorded value of common shareholders' equity by $0.3 million from September 30, 1994 to September 30, 1995.

Environmental Matters

     The Company's operations are subject to Federal, state, local and foreign environmental laws and regulations relating to the storage, handling, and disposal of hazardous or toxic materials and discharge into the environment of regulated pollutants. In the last three fiscal years, the Company's capital expenditures for environmental compliance have not been significant. To the best of the Company's knowledge, there are no existing or potential environmental claims against the Company that are likely to have a material adverse effect on the Company's business and the financial statements of the Company and its subsidiaries taken as a whole.

Disclosure Regarding Forward-Looking Statements

     The disclosures included in this Form 10-K, including documents incorporated by reference herein and therein, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements are identified by words such as "expect,""anticipate,""should" and words of similar import. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even by anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Form 10-K and other matters detailed from time-to-time in the Company's Securities and Exchange Commission filings, including the Company's Forms 10-Q and 10-K.

Item 8. Financial Statements and Supplementary Data

Report of Independent Public Accountants


To Exide Electronics Group, Inc.:

      We have audited the accompanying consolidated balance sheet of Exide Electronics Group, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, changes in common shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exide Electronics Group, Inc. and subsidiaries as of September 30, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.


                              /s/ARTHUR ANDERSEN LLP

Raleigh, North Carolina,
October 28, 1996 (except with respect to the January 1997 notification related to the government contract matter discussed in Note 15, as to which the date is January 9, 1997)

Exide Electronics Group, Inc.
Consolidated Statement of Operations

                                                                                     Year Ended September 30,
                                                                               -----------------------------------
(in thousands, except per share amounts)                                           1996       1995         1994
                                                                                   ----       ----         ----

Revenues
   Products                                                                    $ 339,723   $ 271,482   $ 259,403
   Services                                                                      120,213     119,496     104,580
                                                                                 -------     -------     -------
     Total revenues                                                              459,936     390,978     363,983
                                                                                 -------     -------     -------
Cost of revenues
   Products                                                                      245,239     204,683     193,572
   Services                                                                       80,792      82,430      71,716
                                                                                  ------      ------      ------
     Total cost of revenues                                                      326,031     287,113     265,288
                                                                                 -------     -------     -------
   Gross profit                                                                  133,905     103,865      98,695

Selling, general and administrative expense                                       99,055      69,966      65,086
Research and development expense                                                  12,655       9,929      10,150
Acquisition, restructuring and litigation expense                                 14,621       7,700       4,997
                                                                                   -----       -----        ----
   Income from operations                                                          7,574      16,270      18,462

Interest expense                                                                  23,194       5,575       5,417
Interest income                                                                     (469)       (485)       (488)
Other (income) expense                                                              (446)       (897)         74
                                                                                   -----       -----       -----
   Income (loss) before income taxes                                             (14,705)     12,077      13,459

Provision for (benefit from) income taxes                                         (4,926)      4,692       4,284

Minority interests in net income of subsidiaries                                     535           -           -
                                                                                    ----        ----        ----
Net income (loss)                                                              $ (10,314)  $   7,385   $   9,175
                                                                               =========   =========   =========
Preferred stock dividends and accretion                                              751         592         790
                                                                                     ---         ---         ---
Net income (loss) applicable to common shareholders                            $ (11,065)  $   6,793   $   8,385
                                                                               =========   =========   =========
Primary earnings per share

   Net income (loss)                                                           $   (1.15)  $    0.84   $    1.07
                                                                               =========   =========   =========
   Weighted average number of common and equivalent shares outstanding             9,592       8,054       7,814
                                                                                   =====       =====       =====
Fully diluted earnings per share

   Net income (loss)                                                           $   (1.15)  $    0.84   $    1.03
                                                                               =========   =========   =========
   Weighted average number of common and equivalent shares outstanding             9,592       9,673       9,393
                                                                                   =====       =====       =====

The accompanying notes are an integral part of these financial statements.

Exide Electronics Group, Inc.
Consolidated Balance Sheet


                                                                               September 30,
                                                                          ---------------------
(in thousands)                                                              1996          1995
                                                                            ----          ----
Assets

Current assets
   Cash and cash equivalents                                             $   7,848    $   2,787
   Accounts receivable                                                     129,423      105,524
   Inventories                                                              90,069       72,890
   Deferred tax assets                                                      13,997        9,672
   Other current assets                                                      6,412        3,705
                                                                             -----        -----
      Total current assets                                                 247,749      194,578
                                                                           -------      -------
Property, plant, and equipment
   Land, buildings, and leasehold improvements                              17,539        9,931
   Machinery and equipment                                                  75,768       61,519
                                                                            ------       ------
                                                                            93,307       71,450
   Accumulated depreciation                                                 44,386       36,393
                                                                            ------       ------
                                                                            48,921       35,057


Goodwill                                                                   154,373       18,738
Other intangible assets                                                     28,665        2,214
Other assets                                                                 9,766        5,864
                                                                             -----        -----
                                                                         $ 489,474    $ 256,451
                                                                         =========    =========

Liabilities, Redeemable Preferred Stock, & Common Shareholders' Equity

Current liabilities
   Short-term debt                                                       $  14,568    $   7,655
   Accounts payable                                                         71,046       46,041
   Deferred revenues                                                        21,913       15,602
   Accrued compensation                                                     11,900        7,945
   Other accrued liabilities                                                12,455       11,792
                                                                            ------       ------
      Total current liabilities                                            131,882       89,035
                                                                            ------       ------
Long-term debt                                                             110,347       65,258
                                                                            ------       ------
Subordinated notes                                                         121,920       15,000
                                                                            ------       ------
Deferred liabilities                                                         9,912        3,391
                                                                             -----        -----
Redeemable preferred stock                                                  18,312            -
                                                                            ------        -----
Minority interest                                                              762            -
                                                                            ------        -----
Commitments and contingencies (Notes 6,7, and 15)

Common shareholders' equity
   Common stock, $0.01 par value, 30,000,000 shares authorized;
    shares issued: 10,370,505 in 1996 and 8,376,341 in 1995                    104           84
   Additional paid-in capital                                               87,491       58,190
   Retained earnings                                                        21,372       32,437
   Cumulative translation adjustments                                         (975)      (1,404)
                                                                            ------       ------
                                                                           107,992       89,307
                                                                            ------       ------
   Less:  Notes receivable from shareholders                                (5,304)      (5,520)
          Treasury stock at cost, 386,668 shares in 1996
           and 926 shares in 1995                                           (6,349)         (20)
                                                                               ---          ---
                                                                            96,339       83,767
                                                                            ------       ------
                                                                         $ 489,474    $ 256,451
                                                                         =========    =========

The accompanying notes are an integral part of these financial statements.

Exide Electronics Group, Inc.
Consolidated Statement of Changes in Common Shareholders' Equity

                                                                                                Notes
                                                      Additional               Cumulative    Receivable
                                          Common       Paid-in     Retained    Translation      From      Treasury
(in thousands)                            Stock        Capital     Earnings    Adjustments   Shareholders   Stock       Total
                                         -------      --------     --------     -------      ---------     ------      --------
 Balance at September 30, 1993, as
       restated for IPM merger           $    76      $ 46,225     $ 18,985     $(1,911)     $ (5,949)     $   -       $57,426
                                            ----        ------       ------      ------        ------       ----        ------
   Issuance of common stock                    1         1,998            -           -             -          -         1,999
   IPM preferred stock dividends               -             -         (500)          -             -          -          (500)
   Exide Electronics preferred stock
       dividends                               -             -         (790)          -             -          -          (790)
   Accrued interest income on notes
       receivable from shareholders            -             -            -           -          (278)         -          (278)
   Other, net                                  -             -            -         154           276          -           430
   Net income                                  -             -        9,175           -             -          -         9,175
                                            ----          ----        -----        ----          ----       ----         -----
 Balance at September 30, 1994                77         48,223      26,870      (1,757)       (5,951)         -        67,462
                                             ---         ------      ------      ------        ------       ----        ------
   Issuance of common stock                    1             (3)          -           -             -      1,288         1,286
   Conversion of Series D and Series E
       preferred stock                         6          9,994           -           -             -          -        10,000
   Purchases of treasury stock                 -              -           -           -           605     (1,308)         (703)
   IPM preferred stock dividends               -              -      (1,226)          -             -          -        (1,226)
   Exide Electronics preferred stock
       dividends                               -              -        (592)          -             -          -          (592)
   Accrued interest income on notes
       receivable from shareholders            -              -           -           -          (310)         -          (310)
   Other, net                                  -            (24)          -         353           136          -           465
   Net income                                  -              -       7,385           -             -          -         7,385
                                            ----           ----       -----        ----          ----       ----         -----
 Balance at September 30, 1995                84         58,190      32,437      (1,404)       (5,520)       (20)       83,767
                                            ----         ------      ------      ------        ------       ----        ------
   Issuance of common stock                    1           (109)          -           -             -      1,113         1,005
   Issuance of common stock in
       Deltec acquisition                      8         11,542           -           -             -          -        11,550
   Issuance of common stock warrants           -          3,259           -           -             -          -         3,259
   Conversion of convertible subordinated
        notes into common stock               11         14,989           -           -             -          -        15,000
   Purchases of treasury stock                 -              -           -           -             -     (6,926)       (6,926)
   Preferred stock dividends and accretion     -              -        (751)          -             -          -          (751)
   Accrued interest income on notes
       receivable from shareholders            -              -           -           -          (259)         -          (259)
   Other, net                                  -           (380)          -         429           475       (516)            8
   Net loss                                    -              -     (10,314)          -             -          -       (10,314)
                                            ----           ----       -----        ----          ----       ----         -----
 Balance at September 30, 1996              $104       $ 87,491    $ 21,372     $  (975)      $(5,304)  $ (6,349)     $ 96,339
                                            ====       ========    ========     =======       =======       ====      ========

The accompanying notes are an integral part of these financial statements.

Exide Electronics Group, Inc.
Consolidated Statement of Cash Flows


                                                                               Year Ended September 30,
                                                                           ------------------------------
(in thousands)                                                              1996        1995        1994
                                                                            ----        ----        ----
Cash flows from operating activities
   Net income (loss)                                                    $ (10,314)    $   7,385    $  9,175
   Adjustment to conform fiscal year of IPM                                     -             -          49
   Adjustments to reconcile net income (loss) to cash provided by operating activities:
    Depreciation expense                                                    8,702         6,683       6,105
    Amortization expense                                                   13,473         2,762       2,325
    Write-off of in-process research and development                        4,733             -           -
    Restructuring provisions                                                7,826             -           -
    (Increase) decrease in accounts receivable                               (634)        2,251      (7,351)
    (Increase) decrease in inventories                                      4,316       (17,131)     (4,943)
    (Increase) decrease in other current assets                              (374)        1,780      (1,079)
    Increase in deferred taxes                                             (4,786)       (2,019)       (767)
    Increase (decrease) in accounts payable                                15,095           (77)      2,657
    Increase (decrease) in other current liabilities                       (9,884)         (691)      1,911
    Other, net                                                             (5,875)          165         396
                                                                              ---           ---       -----
         Net cash provided by operating activities                         22,278         1,108       8,478
                                                                            -----         -----       -----
Cash flows from investing activities
   Acquisitions of property, plant, and equipment                         (11,731)      (12,497)     (8,735)
   Acquisitions, net of cash acquired                                    (167,004)      (13,151)     (3,580)
   Other, net                                                               1,345           (50)     (1,576)
                                                                              ---           ---      ------
         Net cash used in investing activities                           (177,390)      (25,698)    (13,891)
                                                                          -------       -------     -------
Cash flows from financing activities
   Proceeds from bank credit facilities                                   253,755       143,713      91,938
   Payments of bank credit facilities                                    (202,769)     (116,274)    (83,629)
   Payments of industrial revenue bonds                                         -        (4,600)     (3,500)
   Decrease in funds held in trust for future construction                      -             -       2,600
   Payments for debt issue costs                                           (9,654)            -           -
   Issuance of subordinated debt                                          121,741             -           -
   Issuance of common stock                                                 1,005         1,342       1,055
   Issuance of common stock warrants                                        3,259             -           -
   Purchases of treasury stock                                             (6,926)         (703)          -
   Preferred stock dividends of Exide Electronics                               -          (789)       (839)
   Preferred stock dividends of IPM                                             -        (1,226)       (500)
   Payments of notes receivable from shareholders                             215           136         276
   Other, net                                                                (453)         (108)       (567)
                                                                             ----          ----        ----
         Net cash provided by financing activities                        160,173        21,491       6,834
                                                                           ------        ------       -----
Net increase (decrease) in cash and cash equivalents                        5,061        (3,099)      1,421
Cash and cash equivalents, beginning of period                              2,787         5,886       4,465
                                                                            -----         -----       -----
Cash and cash equivalents, end of period                                $   7,848     $   2,787    $  5,886
                                                                        =========     =========    ========

The accompanying notes are an integral part of these financial statements.

Notes To Consolidated Financial Statements

NOTE 1:  Significant Accounting Policies

     Basis of Presentation- The consolidated financial statements include the accounts of Exide Electronics Group, Inc. (the "Company") and its subsidiaries. The Company designs, manufactures, markets, and services a broad line of uninterruptible power systems ("UPS") that protect computers and other sensitive electronic equipment against electrical power distortions and interruptions. The Company's products are used principally for networking, financial, medical, industrial, telecommunications, cable television, military, and aerospace applications throughout the world. The Company's 50% investment in a joint venture in Japan is accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

     On March 13, 1996, the Company completed its acquisition of Deltec Power Systems, Inc. ("Deltec"). The acquisition was accounted for using the purchase method of accounting. Accordingly, the accompanying consolidated financial statements and related notes include the accounts and results of operations of Deltec from March 13, 1996, forward (see Note 2).

     Minority Interest- During fiscal 1996, the Company entered into agreements with unaffiliated parties in Brazil and India for the distribution and marketing of UPS products in those regions. The Company acquired a 51% interest in both subsidiaries and, accordingly, both subsidiaries' accounts and results of operations are included in the accompanying consolidated financial statements. The minority stockholders' interests are shown separately on the face of the accompanying consolidated financial statements.

     Revenues- Revenues from product sales are recognized at the time of shipment to customers. Service revenues are recognized as services are performed. Maintenance contract revenues, net of directly associated costs, are deferred and recognized on a straight-line basis over the terms of the contracts. All revenues are shown net of provisions for customer returns and adjustments.

     Advertising Costs- Advertising costs are reported in selling, general and administrative expense in the accompanying consolidated statement of operations and include costs of advertising, public relations, trade shows, direct mailings, customer seminars, and other activities designed to enhance demand for the Company's products. Advertising costs were $10,494,000 in 1996, $7,344,000 in 1995, and $5,972,000 in 1994. There are no capitalized advertising costs in the accompanying consolidated balance sheet.

     Per Share Data- Primary net income (loss) per common and equivalent share is computed using net income (loss) applicable to common shareholders and the weighted average number of shares of common stock and dilutive common stock equivalents, including common stock options and warrants. Fully diluted net income (loss) per share is similarly computed but includes the effect, when dilutive, of assumed conversion of the Company's redeemable preferred stock and, prior to its conversion, the Company's convertible subordinated debt (see Note
6).

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

     Software Development Costs- Costs of developing new software products and enhancements to existing software products are capitalized after technological feasibility is established. The costs of capitalized software are amortized over the estimated useful lives of the related products, generally one to five years. The accompanying consolidated balance sheet at September 30, 1996 and 1995 includes unamortized software development costs of $2,428,000 and $2,072,000, respectively, which is included in other assets. Related amortization expense was $767,000 in 1996, $1,035,000 in 1995, and $683,000 in 1994.

     Goodwill and Intangible Assets- Goodwill is amortized using the straight-line method over periods ranging from four to forty years. Intangible assets are amortized using the straight-line method over their estimated economic lives of one to thirteen years. Amortization expense for goodwill and long-term intangible assets in fiscal 1996 was $3,136,000 and $3,597,000, respectively. Accumulated amortization on goodwill and intangible assets at September 30, 1996 was $5,415,000 and $4,137,000, respectively. The Company reviews the carrying value of goodwill and intangible assets for impairment whenever events or changes in circumstance indicate that the carrying value may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life to the net carrying value of the asset.

     Translation of Foreign Currencies- The Company's non-U.S. subsidiaries use their local currency as their functional currency. Their asset and liability accounts are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, while revenues and expenses are translated using average exchange rates during the period. Translation adjustments are recorded directly to the cumulative translation adjustments component of common shareholders' equity and do not affect the results of operations. Losses on foreign currency transactions were $160,000 in 1996, $218,000 in 1995, and $257,000 in 1994.

     Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

     Recent Accounting Pronouncements- The Financial Accounting Standards Board recently issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement introduces a fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the new fair value accounting rules. The Company has elected not to recognize compensation expense as encouraged by this statement. As a result of this election, SFAS No. 123 requires that the Company provide pro forma disclosures for the two most recent fiscal years presented as if compensation expense had been recorded. The Company will adopt the disclosure provisions of this statement in fiscal 1997.

NOTE 2:  Acquisition of Deltec

     On March 13, 1996, the Company completed its acquisition of Deltec, one of the world's largest manufacturers and marketers of off-line and line-interactive small UPS, from Fiskars Oy Ab ("Fiskars") and an affiliated company. The purchase price of approximately $197.6 million (excluding transaction costs of approximately $4.2 million) was comprised of $168.0 million in cash, 825,000 shares of the Company's common stock valued at $14 per share, and 1,000,000 shares of the Company's Series G redeemable convertible preferred stock (the "Series G Preferred Stock") valued at $18 per share. See Note 8 for a description of the Series G Preferred Stock. In addition, under the terms of the acquisition agreement, the Company paid $4.0 million to Fiskars in payment of certain interest carrying costs associated with Fiskars' agreement to extend the time for closing the Deltec acquisition, and reimbursed Fiskars $1.0 million for certain expenses incurred by Fiskars. The $4.0 million charge was included in interest expense, and the $1.0 million expense reimbursement was included in acquisition, restructuring and litigation expenses, both in the second quarter of fiscal 1996.

     The Company financed the cash portion of the purchase price from the net proceeds of the sale of $125 million of ten-year senior subordinated notes and related warrants and borrowings under a new $175 million senior credit facility (see Note 6).

     The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated on a preliminary basis to the net assets acquired based on their estimated fair values. This preliminary allocation resulted in the recording of a write-up of property, plant and equipment of approximately $4.0 million; identifiable intangible assets of approximately $20.6 million, consisting primarily of a noncompete agreement, prepaid license fees, trademarks and patents; inventory and other current assets of approximately $4.7 million; in-process research and development costs of $4.7 million; and deferred income tax liability of approximately $5.5 million. The Company also recorded restructuring reserves to cover anticipated costs of consolidating sales and service operations and eliminating certain duplicate product lines. This reserve included $1.6 million for asset valuation allowances (primarily inventory and fixed assets) and $1.3 million for other related charges. The intangible assets are being amortized over one to thirteen years, except for in-process research and development costs which were expensed immediately. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $138.0 million, which has been accounted for as goodwill and is being amortized over forty years. The Company does not believe that the final purchase price allocation will differ significantly from the preliminary purchase price allocation recorded at September 30, 1996.

     In connection with the acquisition and subsequent restructuring activities, the Company recorded approximately $14.6 million of nonrecurring expenses in fiscal 1996. These costs included $4.7 million to write off purchased in-process research and development costs, $1.0 million of expenses reimbursed to Fiskars in connection with the acquisition, and $8.9 million for reserves related to the closing of the Company's Dallas, Texas manufacturing facility and other activities required to integrate the operations of Deltec and IPM into Exide Electronics. The reserves included $1.5 million in termination benefits for approximately 275 employees, primarily consisting of workers at the Dallas facility and manufacturing personnel at the Company's facility in Wilmington, North Carolina. During fiscal 1996, approximately $0.5 million was paid and charged against the restructuring reserve. Also included in the charge were $6.3 million for asset valuation allowances primarily related to fixed assets, long-term intangible assets and inventory, and $1.1 million of costs to shut down the facility in Dallas. The Dallas facility shutdown was completed in October 1996.

     Deltec's accounts and results of operations are included in the Company's financial statements from March 13, 1996 forward. The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Deltec had been acquired as of the beginning of each of the periods presented:


(In thousands, except per share data; unaudited)          Fiscal Year
                                                      ended September 30,
                                                        1996       1995
                                                      -------    --------
   Revenues                                          $530,835    $507,293
   Net loss                                           (12,024)    (13,420)
   Fully diluted loss per share                         (1.40)      (1.73)

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been consummated on the first day of each period presented. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any cost savings that may be achieved from combined operations or any future nonrecurring costs which may be incurred to implement cost savings.


NOTE 3:  Accounts Receivable

      Accounts receivable consisted of the following (in thousands):


                                              September 30,
                                            -----------------
                                              1996      1995
                                            -------   -------
Accounts Receivable:
   Commercial                              $126,161  $ 86,936
   United States government                   9,297    21,105
                                             ------    ------
                                            135,458   108,041
Less: Allowance for doubtful
 accounts, customer returns and
 adjustments                                  6,035     2,517
                                              -----     -----
                                           $129,423  $105,524
                                           ========  ========

     Accounts receivable at September 30, 1996 and 1995 included unbilled receivables of $3,098,000 and $7,371,000, and retainage receivables of $1,608,000 and $1,452,000, respectively. Unbilled receivables relate primarily to one U.S. government contract with multiple installation sites and are generally billable in the month following contract performance. Retainage receivables generally relate to larger customer contracts and become payable at specified dates after installation and customer acceptance.

      Commercial accounts receivable are generally not concentrated in any geographic region or industry. Collateral is usually not required except for certain international transactions for which the Company requires letters of credit to secure payment.

NOTE 4:  Inventories

      Inventories, which include materials, labor, and manufacturing overhead, consisted of the following (in thousands):

                                             September 30,
                                           -----------------
                                             1996      1995
                                           -------   -------
Raw materials and supplies                 $33,328   $27,989
Work in process                              5,883     6,064
Finished goods                              31,712    24,054
Service parts                               19,146    14,783
                                           -------   -------
                                           $90,069   $72,890
                                           =======   =======

     Domestic inventories of approximately $49,788,000 and $52,167,000 were valued using the LIFO method at September 30, 1996 and 1995, respectively. The LIFO value exceeded the FIFO value of these inventories by approximately $2,396,000 at September 30, 1996 and $1,941,000 at September 30, 1995. During
1996, the Company liquidated certain LIFO inventories without a material impact on cost of revenues. There was no liquidation of prior years' LIFO layers in 1995.

NOTE 5:  Short-Term Debt

     Certain of the Company's subsidiaries maintain various lines of credit. These lines, which had interest rates ranging from 5.5% to 8.4% at September 30, 1996, are primarily due on demand and are generally secured by guaranties of payment by the Company. Approximately $7,725,000 and $7,130,000 were outstanding under these facilities at September 30, 1996 and 1995, respectively. The remaining availability under these facilities at September 30, 1996 was subject to the overall limitation imposed by the Company's senior credit facilities (see
Note 6).

     Weighted average borrowings under these facilities were $5,041,000 in 1996 and $5,965,000 in 1995. The weighted average interest rate incurred on the Company's short-term debt was 7.7% in 1996 and 8.5% in 1995. The short-term debt balance outstanding at September 30, 1996 approximated fair value for loans with similar terms.

NOTE 6:  Long-Term Debt and Subordinated Notes

Long-term debt consisted of the following (in thousands):

                                               September 30,
                                            ------------------
                                              1996       1995
                                            -------    -------
Domestic bank credit facility              $115,500    $65,000
Other long-term debt                          1,690        783
                                            -------    -------
                                            117,190     65,783
Less current portion                          6,843        525
                                            -------    -------
                                           $110,347    $65,258
                                            =======    =======
Subordinated notes                         $121,920    $15,000
                                            =======    =======

     In March 1996, the Company refinanced its domestic bank credit facilities with a $175 million senior secured bank package (the "New Credit Facility") comprised of a $125 million revolving credit facility and a $50 million term loan ($47.5 million at September 30, 1996). Borrowings under the revolving credit facility are limited to specified amounts of eligible accounts receivable and inventories. Outstanding borrowings are secured by substantially all the inventories and accounts receivable of the Company, and the pledge of all of the capital stock of all of the Company's material domestic subsidiaries and 66% of the capital stock of all of its foreign subsidiaries. Amounts outstanding under the New Credit Facility bear interest at LIBOR (5.5% at September 30, 1996) plus 250 basis points, or the bank's base rate plus 150 points, as defined. The average unutilized daily commitment incurs a commitment fee of .50% per annum, and letters of credit bear a fee of 2.50% per annum.

     Both the term and revolver portions of the New Credit Facility require at least quarterly payments of accrued and unpaid interest. The term loan has scheduled quarterly principal payments. The Company is permitted to prepay the principal amount of the New Credit Facility without penalty at any time. Any principal amount of the term loan and any amounts due under the revolver that remain unpaid on the fifth anniversary of the closing of the New Credit Facility (the "Maturity Date") are required to be repaid in full on the Maturity Date.

     In the event the Company (i) sells certain assets, (ii) incurs certain additional debt, (iii) issues any equity securities, or (iv) receives certain casualty insurance proceeds, the Company may be obligated to first repay the term loan and second permanently reduce commitments under the revolver in addition to the scheduled payments presented below.

     Future maturities of long-term debt at September 30, 1996, excluding the subordinated notes, are (in thousands):

                            1997                 $ 6,843
                            1998                   8,509
                            1999                  11,009
                            2000                  14,569
                            2001                  75,676
                            Thereafter               584
                                                 -------
                                                $117,190
                                                 =======

     The Company is subject to certain financial covenants, as defined in the credit agreement, including maintaining specified fixed charge coverage and leverage ratios, and minimum net worth and earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company and its lending group modified certain covenants during the third fiscal quarter of 1996. The Company was in compliance with all applicable financial covenants as of September 30, 1996. The EBITDA covenant for the six months ended September 30, 1996 was $31.0 million. The Company's actual EBITDA for the six months ended September 30, 1996 was $31.2 million. At September 30, 1996, the Company had borrowings of $115.5 million outstanding under the New Credit Facility, and a remaining borrowing capacity of $5.3 million. The outstanding borrowings under the New Credit Facility at September 30, 1996 approximated fair value for loans with similar terms and were subject to a weighted average interest rate of 8.3%.

     Under the terms of the New Credit Facility, the Company is required to cap a portion of its interest rate risk. As of April 30, 1996, the Company had entered into several two-year interest rate cap agreements for a combined notional principal amount of $65 million, which capped the Company's floating rate LIBOR index to a weighted average rate of 6.5%. Premiums paid for the interest rate cap agreements have been capitalized and are amortized as interest expense over the terms of the caps. Unamortized premiums are included with other assets in the accompanying consolidated balance sheet. There are no amounts receivable under the cap agreements at September 30, 1996. In the future, such receivable amounts, if any, will be accrued as a reduction of interest expense.

     In March 1996, the Company issued 125,000 units (the "Units") comprised of $125 million of 11.5% senior subordinated notes (the "Notes") and warrants (the "Warrants") to purchase 643,750 shares of the Company's common stock. Each Unit consisted of one $1,000 Note and one detachable Warrant to acquire 5.15 shares of the Company's common stock at an exercise price of $13.475 per share, subject to adjustment in certain events. The Notes were recorded net of a $3.3 million discount equal to the fair value of the Warrants as of March 13, 1996, which is being amortized to interest expense over the term of the Notes. Interest on the Notes is payable semi-annually on March 15 and September 15, commencing on September 15, 1996. The Notes are callable at the option of the Company, in whole or in part, on or after March 15, 2001, at predetermined redemption prices. The Notes are due and the Warrants expire on March 15, 2006. The fair market value of the Notes was $132.2 million at September 30, 1996.

     The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt, and rank senior in right of payment to all future subordinated indebtedness of the Company. Upon a change of control, as defined, the holders of the Notes have the right to require the Company to purchase their Notes, in whole or in part, at a price equal to 101% of the aggregate principle amount thereof. The Notes are jointly and severally guaranteed on a senior subordinated basis by each of the Company's existing and future domestic subsidiaries. Certain of the Company's subsidiaries are foreign subsidiaries and are not guarantors. See Note 17 for supplemental condensed consolidating financial information relating to the guarantor and non-guarantor subsidiaries.

     The New Credit Facility and the Notes contain restrictive convenants which, among other things, limit the Company's ability to incur additional debt, pay dividends, consummate certain acquisitions, make certain asset sales, and incur certain liens.

     The holders of the Warrants have no voting rights, no right to receive dividends, and no liquidation rights in the event of a liquidation, dissolution, or winding-up of the Company.

     In September 1992, the Company sold $15 million of convertible subordinated notes. The notes bore interest at 8.375% per annum, payable semi-annually. The notes were convertible into common stock of the Company at any time for an initial conversion price of $13.08 per share, subject to adjustment for certain events. On October 23, 1995, the holder of the notes exercised its option to convert the notes into 1,146,789 shares of the Company's common stock.

NOTE 7:  Lease Commitments

      The Company leases buildings, equipment and machinery under various operating leases. Future minimum payments at September 30, 1996 under noncancellable operating leases were (in thousands):


                            1997                  $ 9,782
                            1998                    8,461
                            1999                    6,850
                            2000                    5,417
                            2001                    4,810
                            Thereafter             15,467
                                                  -------
                                                  $50,787
                                                  =======

     Rental expense related to operating leases was $11,296,000 in 1996, $8,109,000 in 1995, and $7,780,000 in 1994.

NOTE 8:  Redeemable Preferred Stock

     Authorized preferred stock consists of 2,000,000 shares of $0.01 par value preferred stock of which 200,000 shares have been designated as Series F Junior Participating Preferred Stock and 1,000,000 shares as Series G Convertible Preferred Stock.

     In connection with the Deltec acquisition, the Company issued 1,000,000 shares of the Company's Series G Convertible Preferred Stock valued at approximately $18 million in March 1996. The Series G Preferred Stock is convertible into shares of the Company's common stock on a one-for-one basis (subject to adjustment under certain circumstances), has a per annum dividend rate of $0.80 per share through March 31, 2001 and $1.20 per share thereafter, is subject to redemption at the option of the holder at $24 per share at any time after September 30, 2006, and has a liquidation preference of $20 per share plus all accrued and unpaid dividends. Straight-line adjustments to accrete the recorded amount of the Series G Preferred Stock to the future redemption value were approximately $312,000 in fiscal 1996. Under the terms of the Notes, the Company is prohibited from paying dividends under certain circumstances. Under these provisions, the Company was not permitted to pay dividends on the Series G Preferred Stock as of September 30, 1996. Dividends in arrears of $439,000 at September 30, 1996 have been accrued and will be paid as the provisions relating to the Notes permit.

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

NOTE 9:  Common Shareholders' Equity

      As of September 30, 1996, the Company had notes receivable of $5,304,000 (including accrued interest of $1,888,000) related to the sale of 499,465 shares of common stock to certain employees. The notes generally bear simple interest at prime and are payable ten years from the date of issuance or earlier upon sales of the shares or upon termination of employment. The market value of these notes receivable was approximately $4,930,000 and $4,956,000 at September 30, 1996 and 1995, respectively.

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

     In September 1995, the Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common stock. Purchases were to be made from time to time as management considered appropriate. As of September 30, 1996, the Company had repurchased approximately 387,000 shares of its common stock, net of approximately 58,000 shares which were reissued under the Company's Employee Stock Purchase Plan during fiscal 1996. The Company has no further plans to repurchase stock at this time.

NOTE 10:  Stock and Benefit Plans

     1995 Employee Stock Option and Restricted Stock Plan- This plan provides for the grant to selected employees of up to 750,000 shares of the Company's common stock. The exercise price for stock options under this plan shall be no less than fair market value of the common stock at the date of grant.

     1995 Directors Plan- This plan provides for the grant of up to 150,000 shares of the Company's common stock. Each of the Company's non-employee directors receives an option to purchase 3,000 shares of common stock on the date of commencement of service as a director and annually thereafter for as long as the director remains on the board. The exercise price for stock options under this plan shall be no less than fair market value of the common stock at the date of grant.

     1989 Stock Option Plan- This plan provides for the grant to selected employees of options to purchase up to 550,000 shares of the Company's common stock. The exercise price for stock options under this plan shall be no less than fair market value of the common stock at the date of grant.

     Non-Employee Directors Stock Option Plan- This plan provided for the grant of 87,500 shares of the Company's common stock. All options available under this plan have been granted. The exercise price for stock options granted under this plan was no less than the fair market value of the common stock at the date of grant.

The following table summarizes the activity under these plans:

                                            Shares                    Grant
                                           Available     Options      Price
                                           for Grant   Outstanding    Range
                                           ---------   ----------   ----------
Balances at September 30, 1993             170,520      442,355   $2.99-$20.13
                                           -------      -------    -----------
    Granted                                (64,000)      64,000    16.13-23.50
    Exercised                                    -      (49,059)    2.99-17.38
    Forfeited                               26,285      (26,285)    6.50-15.00
                                            ------      -------   ------------
Balances at September 30, 1994             132,805      431,011   $6.50-$23.50
                                           -------      -------   ------------
    1995 Director and Employee Plans       900,000            -              -
    Granted                               (291,987)     291,987    16.38-16.75
    Exercised                                    -      (42,590)    6.50-17.38
    Forfeited                               29,250      (29,250)   15.00-23.50
                                            ------      -------   ------------
Balances at September 30, 1995             770,068      651,158   $6.50-$23.50
                                            ------      -------   ------------
    Granted                               (268,750)     268,750    12.88-18.75
    Exercised                                    -      (20,375)    6.50-12.50
    Forfeited                               58,516      (58,516)    6.50-23.50
                                            ------      -------   ------------
Balances at September 30, 1996             559,834      841,017   $6.50-$23.50
                                           =======      =======   ============

     As of September 30, 1996, 377,687 outstanding options were exercisable. The majority of these options expire ten years after the grant date if not exercised.

     Employee Stock Purchase Plan- This plan provides for the grant to employees of rights to purchase shares of the Company's common stock. Shares are purchased at the end of an offering period, with a purchase price for the shares equal to the lower of 85% of the fair market value of the common stock at the beginning or the end of the offering period. A maximum of 600,000 shares have been authorized under this plan, and through September 30, 1996, 292,200 shares have been issued under this plan. Under the current offering, which expires December 31, 1996, the offering price at the beginning of the offering period was $13.23.

     Defined Contribution Plans- The Company and its subsidiaries have defined contribution plans that cover substantially all employees. The plans allow for the matching of voluntary employee contributions, and the Company may elect to make additional contributions at the discretion of the Board of Directors. Total expenses related to these plans were $2,492,000 in 1996, $1,917,000 in 1995, and $2,303,000 in 1994.

     Defined Benefit Plan- One of the Company's foreign subsidiaries has a defined benefit pension plan covering all their employees. Contributions are made to an independent insurance company, which also holds and invests the plan's assets. For the period from March 13, 1996 to September 30, 1996, pension expense approximated $520,000. The projected benefit obligation as of the most recent actuarial valuation date was $783,000, using an assumed discount rate of 7.4%. The fair value of plan assets available for payment of benefits was $1,214,000. The assumed expected long-term rate of return on plan assets is 7%.

NOTE 11: Geographic Operations

(in thousands)                             1996         1995         1994
                                           ----         ----         ----
 Revenues
   United States -
    Unaffiliated customers
     United States                     $ 289,478    $ 268,289    $ 273,087
     Latin America                        29,447       36,590       31,392
     Far East                             25,448       23,353       13,138
     Other                                 1,607          452        8,669
    Intercompany                          84,702       37,338       22,030

   Outside the United States -
    Unaffiliated customers
     Europe                               65,584       34,975       19,193
     Canada                               16,837       18,523       14,779
     Far East                             15,708        5,306        3,725
     Latin America                         7,894        1,019            -
     Other                                 7,933        2,471            -
    Intercompany                          10,353        6,541        3,360

   Intercompany eliminations             (95,055)     (43,879)     (25,390)
                                         -------      -------      -------
      Total revenues                   $ 459,936    $ 390,978    $ 363,983
                                       =========    =========    =========
 Income (loss) before income taxes
   United States                       $ (16,309)   $   9,035    $  13,333
   Latin America                           2,129          (31)           -
   Europe                                 (1,381)       2,097         (218)
   Canada                                    416          419          120
   Other                                     440          557          224
                                             ---          ---          ---
       Income (loss) before income
       taxes                           $ (14,705)   $  12,077    $  13,459
                                       =========    =========    =========
 Identifiable Assets
   United States                       $ 344,205    $ 213,541    $ 190,515
   Europe                                122,997       24,935       18,842
   Canada                                 12,879       15,179       14,019
   Other                                   9,393        2,796        1,300
                                           -----        -----        -----
      Total assets                     $ 489,474    $ 256,451    $ 224,676
                                       =========    =========    =========

     Revenues include sales to unaffiliated customers and the Company's unconsolidated joint venture in Japan. Intercompany sales are made at transfer prices intended to provide a profit for the purchasing entities after coverage of their selling, general and administrative expenses. Identifiable assets are those assets identified with operations in each geographic area.

NOTE 12:  Income Taxes

Components of the income tax provision (benefit) are shown below (in thousands):

                                             1996      1995      1994
                                             ----      ----      ----
Provision for (benefit from) income taxes:
   Federal
     Current                               $(1,430)   $ 4,691   $ 4,784
     Deferred                               (5,604)      (731)   (1,020)
                                              ----       ----    ------
        Total federal                       (7,034)     3,960     3,764
                                             -----      -----     -----
   State
     Current                                   252        653       619
     Deferred                                 (180)         -      (275)
                                              ----       ----      ----
        Total state                             72        653       344
                                               ---        ---       ---
   Foreign
     Current                                 2,503        269       228
     Deferred                                 (467)      (190)      (52)
                                              ----       ----       ---
        Total foreign                        2,036         79       176
                                               ---        ---       ---
        Total                              $(4,926)   $ 4,692   $ 4,284
                                           =======    =======   =======

      Deferred income tax provision (benefit) has been provided for temporary differences resulting from the recognition of taxable income for tax and financial statement purposes. The provision (benefit) of the significant differences consisted of the following (in thousands):

                                                   1996        1995        1994
                                                   ----        ----        ----
Deferred income, net                            $  (726)     $  (352)     $(775)
Provisions for uncollectible accounts              (214)        (204)       365
Inventory provisions                                (47)      (1,310)      (208)
Foreign currency gains and losses                   (10)        (104)         5
Depreciation                                       (363)         515        127
Amortization of identifiable
   intangible assets                             (3,766)           -          -
Restructuring reserves                             (842)        (613)         -
Intercompany profit in inventory                   (358)          47        160

     The effective income tax provision (benefit) differs from the amount computed by applying the federal statutory rate of 35% to income before income taxes due to the following (in thousands):

                                                1996         1995          1994
                                                ----         ----          ----
Income tax expense (benefit) computed at
   the federal statutory rate                 $(5,147)     $ 4,227      $ 4,710
State taxes, net of federal tax effect           (240)         424          253
Effect of permanent differences,
   including goodwill amoritization             1,640        1,413          442
Benefit of Foreign Sales Corporation             (425)        (315)        (206)
Change in valuation allowance                      --         (995)        (534)
Other                                            (754)         (62)        (381)
                                                 ----          ---         ----
     Provision (benefit)for income taxes      $(4,926)     $ 4,692      $ 4,284
                                              -------      -------      -------

      The components of the Company's net deferred tax assets (liabilities) were as follows (in thousands):


                                                               September 30,
                                                            1996          1995
                                                            ----          ----
Current:
   Service revenue deferred for
     financial reporting purposes                        $ 5,884        $ 4,842
   Non-deductible accruals                                 9,121          6,491
   Accelerated expenses recognized
     for tax purposes                                     (1,521)        (1,548)
   Valuation allowance                                      (867)          (867)
   Other                                                   1,380            754
                                                            ----           ----
   Current net deferred tax asset                         13,997          9,672
                                                           -----          -----

Non-current:
   NOLs of foreign subsidiaries                            1,679          1,234
   Accelerated depreciation for tax purposes              (2,145)        (1,979)
   Accelerated expenses for tax purposes                  (2,778)          (955)
   Valuation allowance                                      (370)          (370)
   Identifiable intangible assets                         (1,721)             -
   Other                                                  (1,656)           212
                                                            ----           ----
   Non-current net deferred tax liability                 (6,991)        (1,858)
                                                          ------         ------
   Net deferred tax assets                               $ 7,006        $ 7,814
                                                         =======        =======

     Included in the non-current items listed in the table above are $1.5 million and $0.9 million of non-current deferred tax assets at September 30, 1996 and 1995, respectively. Such assets were classified as other non-current assets in the accompanying consolidated balance sheet.

     The Company's foreign subsidiaries have tax NOLs of approximately $4.1 million, all of which have no expiration date. If the NOLs are fully utilized at current statutory tax rates of the respective countries, the total asset is estimated to be approximately $1.7 million. Although the Company anticipates future operating income in these subsidiaries, because of prior losses in one operation, as well as general economic conditions, competition, and other factors beyond the Company's control, there can be no guarantee that these NOLs will be utilized. A valuation reserve has been established which reduces the deferred tax asset of the NOLs to an amount which the Company believes is more likely than not to be realized.

     The Company has not provided for U.S. taxes on undistributed earnings of its foreign subsidiaries of approximately $16.1 million at September 30, 1996, as it does not currently intend to repatriate such earnings. Calculation of the potential unrecognized deferred tax liability related to these earnings is not practicable, however, credits for foreign income taxes already paid may partially offset U.S. income taxes.

NOTE 13:  Supplemental Cash Flow Information

      Cash and cash equivalents consist of cash and short-term investments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates market.

      Cash flow disclosures, including non-cash investing and financing activities for the three years ended September 30, 1996, are as follows (in thousands):

                                                     1996       1995       1994
                                                     ----       ----       ----
Income taxes paid                                  $ 5,201     $ 4,665     $9,616
Interest paid                                       20,994       4,775      4,990
Liabilities assumed in exchange for
   certain assets in acquisitions of
   subsidiaries (see Notes 2 and 14)                   521         450      2,505
Conversion of preferred stock to common
   stock (see Note 8)                                    -      10,000          -
Conversion of subordinated debt to common
   stock (see Note 6)                               15,000           -          -
Issuance of common stock in the acquisition
   of a subsidiary (see Notes 2 and 14)             11,550           -        944
Issuance of preferred stock in the acquisition
   of a subsidiary (see Note 2)                     18,000           -          -
Note receivable repaid with proceeds from
   treasury stock purchases                            476         605          -
Issuance of common stock from treasury stock           347           -          -

Note 14: Acquisitions

     During the fourth quarter of fiscal 1994, the Company acquired two companies in Canada and one in the United Kingdom. These companies were involved in the sales and service of UPS products. The acquisitions were accounted for using the purchase method of accounting. Goodwill totaling approximately $4.0 million was recorded and is being amortized over periods ranging from ten to twenty years. The results of operations of these companies were included in the Company's consolidated financial statements at various dates beginning in the fourth quarter of fiscal 1994. If these companies had been consolidated at the beginning of fiscal 1994, the effect on the Company's operations or financial condition would not have been significant.

     On February 8, 1995, the Company completed the merger of International Power Machines, Inc. ("IPM") with and into a newly-formed subsidiary of the Company. IPM develops, manufactures, sells, and services UPS products. Under the terms of the agreement, the Company issued approximately 1,510,000 newly registered shares of Exide Electronics' common stock for all of the outstanding shares of IPM's common and preferred stock. The merger was structured as a tax-free exchange and was accounted for as a pooling of interests. Accordingly, the results for all periods presented include the results of IPM. A nonrecurring charge of $5.5 million was recorded in the second quarter of fiscal 1995 for costs related to the IPM merger (see Note 16).

     During the fourth quarter of fiscal 1995, the Company acquired Lectro Products, Inc. ("Lectro"), a broadband industry leader specializing in power protection and other transmission enhancement devices for the converging cable television and telecommunications networks, for approximately $12.4 million plus the assumption of certain liabilities. The acquisition was accounted for using the purchase method of accounting. In connection with the acquisition, the Company recorded goodwill of approximately $11.5 million, which is being amortized over 20 years. Lectro's results of operations are included in the Company's results of operations beginning in July 1995. If Lectro had been consolidated at the beginning of fiscal 1995, the effect on the Company's operations or financial condition would not have been significant.

     In September 1995, the Company wrote off approximately $1.5 million ($813,000 after tax) of costs related to a proposed acquisition that was not consummated. Such costs were incurred during fiscal 1995, and consisted primarily of legal, accounting, and other financial advisory services. These costs have been included in acquisition, and restructuring expenses for fiscal 1995.

Note 15: Contingencies

     Litigation - In January 1989, a case was filed by a former manufacturer's representative of the Company, alleging that the Company failed to pay commissions owed to him on certain sales. In March 1994, a jury awarded damages of $3.75 million to the plaintiff. While the Company continued to believe that it should have no liability in this matter and announced its intention to appeal, it recorded a one-time charge in the second quarter of fiscal 1994 of $4,997,000 ($2,936,000 after tax) for the jury verdict and for the costs of the trial.

     In July 1994, the Company announced that this litigation had been settled. Following agreement among the parties to settle, the court vacated the jury award of $3.75 million previously entered and determined that the vacated judgment could not be used against the Company in the future. To avoid further litigation, including post-trial motions and appeals, the Company settled the case by making payments to the plaintiff and his attorneys. The parties thereafter stipulated that the entire action was dismissed with prejudice. Since the total value of the settlement payments was less than the one-time charge for the jury verdict recorded by the Company in the second quarter of fiscal 1994, no further charges were necessary in this matter. By agreement with the plaintiff, the terms of the confidential settlement were not disclosed.

     In May 1990, the Company was served with a complaint in the Delaware Court of Chancery and in May 1991, a related case was filed in Federal Court in New York. These complaints alleged, among other things, that the Company's description of the case involving the manufacturer's representative in its prospectus dated December 21, 1989 was false and misleading. In April 1995, the Company announced that it had settled both the Delaware and New York suits. The Company recorded a charge of $700,000 ($424,000 after tax) for the settlement of the two related lawsuits in the quarter ended March 31, 1995. Court approval of the settlement agreement, after notice to affected shareholders, was granted in August 1995. While the Company believed that neither suit had merit, it decided to settle the suits which were taking valuable corporate time and attention and would have involved significant legal costs to pursue further.

     On August 21, 1995, a case entitled National Broadcasting Company, Inc. and CNBC, Inc. vs. International Power Machines/LorTec Systems Inc. et al, was filed against IPM in the Supreme Court of New York, New York County. The plaintiffs allege that IPM negligently manufactured and installed a UPS product that caused them property and compensatory damages when the equipment malfunctioned during the installation of the product by third-party contractors. The plaintiffs have filed seven causes of action, each of which seeks damages in the amount of $1.1 million. Three of those causes of action also seek $3 million in punitive damages. Claims of this nature are generally covered by the Company's insurance and its insurer has accepted general defense of the matter. The insurer has notified the Company that while claims based on IPM's negligent manufacture or design are covered by the insurance policy, damages, if any, caused by IPM's intentional or careless decision to install a known defective and dangerous product would be subject to certain exclusions under the policy. While discovery is at an early stage, the Company believes at this time, based on the advice of of its defense counsel, that no evidence has yet been presented that supports any allegation of intentional or careless conduct. IPM also believes that it has meritorious defenses and counter-claims against the third-party co-defendants, who the Company alleges defectively installed the UPS product. The Company believes that the final outcome of this matter will not have a material adverse effect on the business or the financial statements of the Company and its subsidiaries taken as a whole.

     The Company is involved in various other litigation proceedings incidental to its business. The defense of most of these matters is handled by the Company's insurance carriers. The Company believes that the outcome of such other pending litigation in the aggregate will not have a material adverse effect on its financial statements.

     Government Contract Matters - Sales to the United States Federal government accounted for approximately 13%, 27%, and 33% of total revenues for the fiscal years 1996, 1995, and 1994, respectively. The Company's Federal government business is currently performed under firm fixed-price type contracts and time-and-materials type contracts, and at times a combination of both contract types. The Company's compliance with government contract regulations is audited or reviewed from time to time by government auditors, who have the right to audit the Company's records and the records of its subcontractors during and after completion of contract performance. Under Federal government regulations, certain costs are not allowable as costs for which the government will reimburse the Company. Government auditors may recommend that certain charges be treated as unallowable and reimbursement be made to the government. The Company provides for estimated unallowable charges and voluntary refunds in its financial statements, and believes that its provisions are adequate as of September 30, 1996.

     During the fourth quarter of fiscal 1996, the Company was awarded a follow-on contract with the Air Force Air Logistics Center (the "ALC II contract"). In October 1996, the Company was notified by the Air Force that a competitor had filed a protest with the General Accounting Office ("GAO") contesting the award of this contract to Exide Electronics. The requirements contract, which has a base term of three years and a two-year Air Force renewal option, was awarded to the Company as a result of a new bid process following a protest of an earlier award to the Company of a similar contract in June 1995. As required by the rules governing government contract protests, work under the contract was automatically suspended. In January 1997, the Company was notified by the Air Force that the GAO had advised the Air Force that all claims in the protest had been denied. This permits the Company to immediately begin performance on the contract. The Company has not yet received the GAO's formal written decision, and it is unknown whether further appeals will be made by the competitor who filed the protest. There have been no material purchases to date under the ALC II contract. There can be no assurances that the ALC II contract will remain in effect for any definite period or that the Air Force will place any orders with the Company against such contract.

NOTE 16:  Summarized Quarterly Financial Data

(unaudited, in thousands except per share data)



                     First       Second        Third      Fourth
                     Quarter     Quarter      Quarter     Quarter       Total
                    --------     -------      -------     --------     --------
1996

Total revenues      $83,303     $101,688     $130,454     $144,491     $459,936
Gross profit         22,215       28,686       39,746       43,258      133,905
Net income (loss)       413       (8,991)      (2,978)       1,242      (10,314)
Per share amounts
   Primary          $  0.04     $  (0.97)    $  (0.33)    $   0.09     $  (1.15)
                    =======     ========     ========     ========     ========
   Fully diluted    $  0.04     $  (0.97)    $  (0.33)    $   0.09     $  (1.15)
                    =======     ========     ========     ========     ========
1995

Total revenues      $92,066     $ 91,268     $ 98,846     $108,798     $390,978
Gross profit         23,684       23,903       27,418       28,860      103,865
Net income (loss)     2,249       (2,574)       4,093        3,617        7,385
Per share amounts
   Primary          $  0.26     $  (0.36)    $   0.49     $   0.42     $   0.84
                    =======     ========     ========     ========     ========
   Fully diluted    $  0.25     $  (0.36)    $   0.44     $   0.39     $   0.84
                    =======     ========     ========     ========     ========

     As a result of the acquisition of Deltec, the Company recorded a nonrecurring charge of $11.6 million ($7.1 million after tax) in the second quarter of fiscal 1996. In the third quarter of fiscal 1996, the Company recorded a nonrecurring charge of $3.0 million ($2.1 million after tax) to cover costs related to the closing of its manufacturing facility in Dallas, Texas. These charges are discussed in more detail in Note 2.

     In the second quarter of fiscal 1995, the Company recorded a nonrecurring charge of $5.5 million ($4.4 million after tax) in connection with the merger with IPM (see Note 14). This charge included approximately $3.0 million for legal, accounting, financial advisory, and other costs related to the merger. The Company also expensed approximately $2.5 million for the estimated costs of closing a duplicate operating facility and discontinuing certain duplicate product lines manufactured at that facility.

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

NOTE 17: Supplemental Condensed Consolidating Financial Information

     The Company's payment obligations under the Notes (see Note 6) are guaranteed by certain of the Company's wholly-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statement of operations, balance sheet, and statement of cash flow information for the Company ("Parent Company Only"), for the Guarantor Subsidiaries and for the Company's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Certain reclassifications have been made to provide for uniform disclosure of all periods presented. These reclassifications are not material.

     In the fourth quarter of fiscal 1996, the Company refined its preliminary purchase price allocation related to the acquisition of Deltec. This refinement resulted in a change in the amounts allocated between certain Guarantor, Non-Guarantor companies and from those previously reported in the Company's quarterly financial statements.

                         EXIDE ELECTRONICS GROUP, INC.

NOTE 17: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1996



                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
                                 (IN THOUSANDS)

Product revenues....................... $     --     $332,104       $102,674        $(95,055)      $339,723
Service revenues.......................       --       98,578         21,635              --        120,213
                                         -------   ------------   -------------   ------------   ------------
          Total revenues...............       --      430,682        124,309         (95,055)       459,936
                                         -------   ------------   -------------   ------------   ------------
Product cost of revenues...............       --      259,909         79,934         (94,604)       245,239
Service cost of revenues...............       --       67,645         13,147              --         80,792
                                         -------   ------------   -------------   ------------   ------------
          Total cost of revenues.......       --      327,554         93,081         (94,604)       326,031
                                         -------   ------------   -------------   ------------   ------------
     Gross profit......................       --      103,128         31,228            (451)       133,905
Selling, general and administrative
  expense..............................      463       72,780         25,812              --         99,055
Research and development expense.......       --       11,843            812              --         12,655
Acquisition, restructuring
  and litigation expense...............    1,055       11,805          1,761              --         14,621
                                         -------   ------------   -------------   ------------   ------------
     Income (loss) from operations.....   (1,518)       6,700          2,843            (451)         7,574
Interest expense.......................    5,910       16,148          1,136              --         23,194
Interest income........................     (259)          66           (276)             --           (469)
Other (income) expense.................       --           77           (523)             --           (446)
                                         -------   ------------   -------------   ------------   ------------
     Income (loss) before income
       taxes...........................   (7,169)      (9,591)         2,506            (451)       (14,705)
Provision for (benefit from) income
  taxes................................   (2,643)      (2,780)           497              --         (4,926)
Minority interest in net income of
  subsidiaries.........................       --           --            535              --            535
                                          ------        -----            ---             ---          -----
Income (loss) before equity in income
  (loss) of consolidated subsidiaries..   (4,526)      (6,811)         1,474            (451)       (10,314)
Equity in income (loss) of consolidated
  subsidiaries.........................   (5,788)       1,474             --           4,314             --
                                         -------   ------------   -------------   ------------   ------------
Net income (loss)...................... $(10,314)    $ (5,337)       $ 1,474        $  3,863       $(10,314)
                                         ========   ==========    ===========      ==========     ==========


                         EXIDE ELECTRONICS GROUP, INC.

NOTE 17: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1995



                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
                                 (IN THOUSANDS)

Product revenues.......................  $    --     $261,101        $54,415        $(44,034)      $271,482
Service revenues.......................       --      105,126         14,370              --        119,496
                                         -------   ------------   -------------   ------------   ------------
          Total revenues...............       --      366,227         68,785         (44,034)       390,978
                                         -------   ------------   -------------   ------------   ------------
Product cost of revenues...............       --      204,491         43,872         (43,680)       204,683
Service cost of revenues...............       --       73,654          8,776              --         82,430
                                         -------   ------------   -------------   ------------   ------------
          Total cost of revenues.......       --      278,145         52,648         (43,680)       287,113
                                         -------   ------------   -------------   ------------   ------------
     Gross profit......................       --       88,082         16,137            (354)       103,865
Selling, general and administrative
  expense..............................      365       57,106         12,495              --         69,966
Research and development expense.......       --        9,929             --              --          9,929
Acquisition, restructuring and
  litigation expense...................    5,200        2,500             --              --          7,700
                                         -------   ------------   -------------   ------------   ------------
     Income (loss) from operations.....   (5,565)      18,547          3,642            (354)        16,270
Interest expense.......................    1,314        3,828            540            (107)         5,575
Interest income........................     (315)         (32)          (138)             --           (485)
Other (income) expense.................   (1,312)         217            204              (6)          (897)
                                         -------   ------------   -------------   ------------   ------------
     Income (loss) before income
       taxes...........................   (5,252)      14,534          3,036            (241)        12,077
Provision for (benefit from) income
  taxes................................   (1,118)       5,730             80              --          4,692
                                          ------        -----            ---             ---          -----
Income (loss) before equity in income
  of consolidated subsidiaries.........   (4,134)       8,804          2,956            (241)         7,385
Equity in income of consolidated
  subsidiaries.........................   11,519        2,956             --         (14,475)            --
                                         -------   ------------   -------------   ------------   ------------
Net income (loss)......................  $ 7,385     $ 11,760        $ 2,956        $(14,716)      $  7,385
                                         =======    =========     ===========      =========      =========

                         EXIDE ELECTRONICS GROUP, INC.

NOTE 17: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1994



                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
                                 (IN THOUSANDS)

Product revenues.......................  $    --     $252,938        $31,855        $(25,390)      $259,403
Service revenues.......................       --       94,931          9,649              --        104,580
                                         -------   ------------   -------------   ------------   ------------
          Total revenues...............       --      347,869         41,504         (25,390)       363,983
                                         -------   ------------   -------------   ------------   ------------
Product cost of revenues...............       --      193,729         25,131         (25,288)       193,572
Service cost of revenues...............       --       64,893          6,823              --         71,716
                                         -------   ------------   -------------   ------------   ------------
          Total cost of revenues.......       --      258,622         31,954         (25,288)       265,288
                                         -------   ------------   -------------   ------------   ------------
     Gross profit......................       --       89,247          9,550            (102)        98,695
Selling, general and administrative
  expense..............................      222       55,652          9,212              --         65,086
Research and development expense.......       --       10,150             --              --         10,150
Acquisition, restructuring and
  litigation expense...................       --        4,997             --              --          4,997
                                         -------   ------------   -------------   ------------   ------------
          Income (loss) from operations     (222)      18,448            338            (102)        18,462
Interest expense.......................    1,300        3,918            199              --          5,417
Interest income........................     (278)         (85)          (125)             --           (488)
Other (income) expense.................   (1,305)       1,137            231              11             74
                                         -------   ------------   -------------   ------------   ------------
Income before income taxes.............       61       13,478             33            (113)        13,459
Provision for income taxes.............       25        4,074            185              --          4,284
                                          ------        -----            ---             ---          -----
Income before equity in income
  (loss) of consolidated subsidiaries..       36        9,404           (152)           (113)         9,175
Equity in income (loss) of consolidated
  subsidiaries.........................    9,139         (152)            --          (8,987)            --
                                         -------   ------------   -------------   ------------   ------------
Net income (loss)......................  $ 9,175     $  9,252        $  (152)       $ (9,100)      $  9,175
                                         =======    =========     ===========      =========      =========

                         EXIDE ELECTRONICS GROUP, INC.

NOTE 17: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1996



                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(IN THOUSANDS)

ASSETS

Current assets
  Cash and cash equivalents............  $    --     $  2,224       $  5,624       $       --      $  7,848
  Accounts receivable..................       --       91,197         38,226               --       129,423
  Intercompany accounts receivable.....   12,139       40,848          5,023          (58,010)           --
  Inventories..........................       --       71,699         19,321             (951)       90,069
  Deferred tax assets..................       --       13,836            161               --        13,997
  Other current assets.................      398        4,218          1,796               --         6,412
                                         -------   ------------   -------------   ------------   ------------
          Total current assets.........   12,537      224,022         70,151          (58,961)      247,749
Property, plant, and equipment, net....       --       43,159          5,762               --        48,921
Goodwill...............................       --       90,555         63,818               --       154,373
Non-current intercompany receivables...   89,585      155,858             --         (245,443)           --
Investment in affiliates...............  267,799       93,326             --         (360,473)          652
Other assets...........................    9,820       16,994         10,965               --        37,779
                                         -------   ------------   -------------   ------------   ------------
                                        $379,741     $623,914       $150,696      $ (664,877)     $489,474
                                         =======    =========     ===========       =========     =========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND COMMON SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt......................  $ 6,702     $     --        $ 7,866       $       --      $ 14,568
  Accounts payable.....................   27,250       26,884         16,912               --        71,046
  Intercompany accounts payable........       --       39,351         18,659          (58,010)           --
  Deferred revenues....................       --       19,556          2,357               --        21,913
  Accrued compensation.................       --        9,719          2,181               --        11,900
  Other accrued liabilities............       --        7,814          4,641               --        12,455
                                         -------   ------------   -------------   ------------   ------------
          Total current liabilities....   33,952      103,324         52,616          (58,010)      131,882
Long-term debt.........................  108,833           --          1,514               --       110,347
Subordinated notes.....................  121,920           --             --               --       121,920
Non-current intercompany payables.......      --      245,443             --         (245,443)           --
Deferred liabilities...................      385        7,348          2,179               --         9,912
Redeemable preferred stock.............   18,312           --             --               --        18,312
Minority interest......................       --           --            536              226           762
Common shareholders' equity............   96,339      267,799         93,851         (361,650)       96,339
                                         -------   ------------   -------------   ------------   ------------
                                        $379,741     $623,914       $150,696       $ (664,877)     $489,474
                                         =======    =========     ===========       =========     =========

                         EXIDE ELECTRONICS GROUP, INC.

NOTE 17: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1995



                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(IN THOUSANDS)

ASSETS

Current assets
  Cash and cash equivalents............  $    --     $    593        $ 2,194       $       --      $  2,787
  Accounts receivable..................       --       85,512         20,012               --       105,524
  Intercompany accounts receivable.....      206       39,843            791          (40,840)           --
  Inventories..........................       --       62,923         10,473             (506)       72,890
  Other current assets.................       57       12,124          1,196               --        13,377
                                         -------   ------------   -------------   ------------   ------------
          Total current assets.........      263      200,995         34,666          (41,346)      194,578
Property, plant, and equipment, net....       --       32,901          2,156               --        35,057
Goodwill...............................       --       12,224          6,514               --        18,738
Non-current intercompany receivables...   26,969       21,972             --          (48,941)           --
Investment in affiliates...............   85,766       18,927             --         (104,295)          398
Other assets...........................      425        6,381            874               --         7,680
                                         -------   ------------   -------------   ------------   ------------
                                        $113,423     $293,400        $44,210       $ (194,582)     $256,451
                                         =======    =========     ===========       =========     =========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND COMMON SHAREHOLDERS' EQUITY



Current liabilities
  Short-term debt......................  $   456     $     68        $ 7,131       $       --      $  7,655
  Accounts payable.....................       --       41,100          4,941               --        46,041
  Intercompany accounts payable........    9,007       23,599          8,234          (40,840)           --
  Deferred revenues....................       --       13,021          2,581               --        15,602
  Other accrued liabilities............      355       17,153          2,230               (1)       19,737
                                         -------   ------------   -------------   ------------   ------------
          Total current liabilities....    9,818       94,941         25,117          (40,841)       89,035
Long-term debt.........................       --       65,258             --               --        65,258
Subordinated notes.....................   15,000           --             --               --        15,000
Non-current intercompany payables......    4,838       44,103             --          (48,941)           --
Deferred liabilities...................       --        3,332             59               --         3,391
Common shareholders' equity............   83,767       85,766         19,034         (104,800)       83,767
                                         -------   ------------   -------------   ------------   ------------
                                        $113,423     $293,400        $44,210       $ (194,582)     $256,451
                                         =======    =========     ===========       =========     =========

                         EXIDE ELECTRONICS GROUP, INC.

NOTE 17: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1996



                                              PARENT
                                              COMPANY     GUARANTOR     NON-GUARANTOR
                                               ONLY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                             ---------   ------------   --------------   ------------   ------------
                                                                     (DOLLARS IN THOUSANDS)

Cash flows from operating activities
  Net income (loss)........................  $(10,314)     $ (5,337)        $1,474         $  3,863       $(10,314)
  Adjustments to reconcile net income (loss)
    to cash provided by operating
    activities:
    Depreciation expense...................        --         7,407          1,295               --          8,702
    Amortization expense...................        --         8,316          5,157               --         13,473
    Write-off of in-process research and...
      development .........................        --         2,972          1,761               --          4,733
    Restructuring provisions...............        --         7,826             --               --          7,826
    Equity in (income) loss of consolidated
      subsidiaries.........................     5,788        (1,474)            --           (4,314)            --
    (Increase) decrease in accounts
      receivable...........................   (11,933)       (6,342)        (8,536)          26,177           (634)
    (Increase) decrease in inventories.....        --         5,423         (1,552)             445          4,316
    (Increase) decrease in other current
      assets...............................      (341)       (3,027)         2,994               --           (374)
    Increase in deferred taxes.............        --        (4,786)            --               --         (4,786)
    Increase (decrease) in accounts
      payable..............................    27,250         2,746         11,276          (26,177)        15,095
    Decrease in other current liabilities..      (361)       (4,168)        (5,355)              --         (9,884)
    Other, net.............................        --        (4,521)        (1,354)              --         (5,875)
                                             ---------   ------------      -------       ------------   ------------
      Net cash provided by operating
       activities..........................    10,089         5,035          7,160               (6)        22,278
                                             ---------   ------------      -------       ------------   ------------
Cash flows from investing activities
  Acquisitions of property, plant, and
    equipment..............................        --       (10,543)        (1,188)              --        (11,731)
  Acquisitions, net of cash acquired.......  (167,004)           --             --               --       (167,004)
  Other, net...............................   (91,413)       89,999          2,753                6          1,345
                                             ---------   ------------      -------       ------------   ------------
      Net cash provided by (used in)
         investing activities..............  (258,417)       79,456          1,565                6       (177,390)
                                             ---------   ------------      -------       ------------   ------------
Cash flows from financing activities
  Proceeds from bank credit facilities.....   170,160        76,000          7,595               --        253,755
  Payments of bank credit facilities.......   (55,247)     (141,000)        (6,522)              --       (202,769)
  Payments for debt issue costs............    (9,654)           --             --               --         (9,654)
  Issuance of subordinated debt............   121,741            --             --               --        121,741
  Issuance of common stock.................     1,005            --             --               --          1,005
  Issuance of common stock warrants........     3,259            --             --               --          3,259
  Purchases of treasury stock..............    (6,926)           --             --               --         (6,926)
  Payments of notes receivable from
    shareholders...........................       215            --             --               --            215
  Other, net...............................    23,775       (17,860)        (6,368)              --           (453)
                                             ---------   ------------      -------       -----------    ------------
      Net cash provided by (used in)
         financing activities..............   248,328       (82,860)        (5,295)              --        160,173
                                             ---------   ------------      -------       -----------    ------------
Net increase in cash and cash
  equivalents..............................        --         1,631          3,430               --          5,061
Cash and cash equivalents, beginning of
  period...................................        --           593          2,194               --          2,787
                                             ---------   ------------      -------       -----------    ------------
Cash and cash equivalents, end of period...   $    --      $  2,224         $5,624         $     --       $  7,848
                                             =========   ===========    ==========       ===========    ===========


                         EXIDE ELECTRONICS GROUP, INC.

NOTE 17: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1995



                                              PARENT
                                              COMPANY     GUARANTOR     NON-GUARANTOR
                                               ONLY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                             ---------   ------------   --------------   ------------   ------------
                                                                     (IN THOUSANDS)

Cash flows from operating activities
  Net income ..............................   $ 7,385      $ 11,760         $2,956         $(14,716)      $  7,385
  Adjustments to reconcile net income to
    cash provided by (used in) operating
    activities:
    Depreciation expense...................        --         6,182            501               --          6,683
    Amortization expense...................        57         2,132            573               --          2,762
    Equity in income of consolidated
      subsidiaries.........................   (11,519)       (2,956)            --           14,475             --
    (Increase) decrease in accounts
      receivable...........................      (206)        2,485         (4,526)           4,498          2,251
    Increase in inventories................        --       (15,304)        (2,179)             352        (17,131)
    (Increase) decrease in other current
      assets...............................       (52)        1,970           (138)              --          1,780
    Increase in deferred taxes.............        --        (2,019)            --               --         (2,019)
    Increase (decrease) in accounts
      payable..............................      (860)        5,298            (17)          (4,498)           (77)
    Increase (decrease) in other current
      liabilities..........................      (156)       (1,021)           485                1           (691)
    Other, net.............................        83           178            (96)              --            165
                                             ---------   ------------      -------       ------------   ------------
      Net cash provided by (used in)
         operating activities..............    (5,268)        8,705         (2,441)             112          1,108
                                             ---------   ------------      -------       ------------   ------------
Cash flows from investing activities
  Acquisitions of property, plant, and
    equipment..............................        --       (11,553)          (944)              --        (12,497)
  Acquisitions, net of cash acquired.......      (250)      (13,151)            --              250        (13,151)
  Other, net...............................     1,612           555            (63)          (2,154)           (50)
                                             ---------   ------------      -------       ------------   ------------
      Net cash provided by (used in)
         investing activities..............     1,362       (24,149)        (1,007)          (1,904)       (25,698)
                                             ---------   ------------      -------       ------------   ------------
Cash flows from financing activities
  Proceeds from bank credit facilities.....        --       139,600          4,113               --        143,713
  Payments of bank credit facilities.......        --      (114,329)        (1,945)              --       (116,274)
  Payments of industrial revenue bonds.....        --        (4,600)            --               --         (4,600)
  Issuance of common stock.................     1,342            --             --               --          1,342
  Purchases of treasury stock..............      (703)           --             --               --           (703)
  Preferred stock dividends of Exide
    Electronics............................      (789)           --             --               --           (789)
  Preferred stock dividends of IPM.........        --        (1,226)            --               --         (1,226)
  Payments of notes receivable from
    shareholders...........................       136            --             --               --            136
  Other, net...............................     3,920        (7,162)         1,342            1,792           (108)
                                             ---------   ------------      -------       ------------   ------------
      Net cash provided by financing
         activities........................     3,906        12,283          3,510            1,792         21,491
                                             ---------   ------------      -------       ------------   ------------
Net increase (decrease) in cash and cash
  equivalents..............................        --        (3,161)            62               --         (3,099)
Cash and cash equivalents, beginning of
  period...................................        --         3,754          2,132               --          5,886
                                             ---------   ------------      -------       ------------   ------------
Cash and cash equivalents, end of period...   $    --      $    593         $2,194         $     --       $  2,787
                                             =========   ===========    ==============   ===========    ===========



                         EXIDE ELECTRONICS GROUP, INC.

NOTE 17: SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1994



                                              PARENT
                                              COMPANY     GUARANTOR     NON-GUARANTOR
                                               ONLY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                             ---------   ------------   --------------   ------------   ------------
                                                                     (IN THOUSANDS)

Cash flows from operating activities
  Net income (loss)........................   $ 9,175      $  9,252         $ (152)        $(9,100)       $  9,175
  Adjustment to conform fiscal year
    of IPM.................................        --            49             --              --              49
  Adjustments to reconcile net income (loss)
    to cash provided by (used in) operating
    activities:
    Depreciation expense...................        --         5,701            404              --           6,105
    Amortization expense...................        --         2,110            215              --           2,325
    Equity in (income) loss of consolidated
      subsidiaries.........................    (9,139)          152             --           8,987              --
    (Increase) decrease in accounts
      receivable...........................        --        (3,334)        (5,207)          1,190          (7,351)
    Increase in inventories................        --        (4,483)          (239)           (221)         (4,943)
    (Increase) decrease in other current
      assets...............................        (4)         (731)          (357)             13          (1,079)
    Increase in deferred taxes.............        --          (767)            --              --            (767)
    Increase (decrease) in accounts
      payable..............................        63        (1,318)         5,102          (1,190)          2,657
    Increase (decrease) in other current
      liabilities..........................       (57)        1,997            (52)             23           1,911
    Other, net.............................        --           332             64              --             396
                                             ---------   ------------      -------       ------------   ------------
      Net cash provided by (used in)
         operating activities..............        38         8,960           (222)           (298)          8,478
                                             ---------   ------------      -------       ------------   ------------
Cash flows from investing activities
  Acquisitions of property, plant, and
    equipment..............................        --        (8,206)          (529)             --          (8,735)
  Acquisitions, net of cash acquired.......        --            --         (3,580)             --          (3,580)
  Other, net...............................     1,169         1,264         (1,567)         (2,442)         (1,576)
                                             ---------   ------------      -------       ------------   ------------
      Net cash provided by (used in)
         investing activities..............     1,169        (6,942)        (5,676)         (2,442)        (13,891)
                                             ---------   ------------      -------       ------------   ------------
Cash flows from financing activities
  Proceeds from bank credit facilities.....        --        88,629          3,309              --          91,938
  Payments of bank credit facilities.......        --       (83,430)          (199)             --         (83,629)
  Payments of industrial revenue bonds.....        --        (3,500)            --              --          (3,500)
  Decrease in funds held in trust for
    future construction....................        --         2,600             --              --           2,600
  Issuance of common stock.................     1,055            --             --              --           1,055
  Preferred stock dividends of Exide
    Electronics............................      (839)           --             --              --            (839)
  Preferred stock dividends of IPM.........        --          (500)            --              --            (500)
  Payments of notes receivable from
    shareholders...........................       276            --             --              --             276
  Other, net...............................    (1,699)       (2,253)           645           2,740            (567)
                                             ---------   ------------      -------       ------------   ------------
      Net cash provided by (used in)
         financing activities..............    (1,207)        1,546          3,755           2,740           6,834
                                             ---------   ------------      -------       ------------   ------------
Net increase (decrease) in cash and cash
  equivalents..............................        --         3,564         (2,143)             --           1,421
Cash and cash equivalents, beginning of
  period...................................        --           190          4,275              --           4,465
                                             ---------   ------------      -------       ------------   ------------
Cash and cash equivalents, end of period...   $    --      $  3,754         $2,132          $   --        $  5,886
                                             =========   ===========    ==============   ===========    ===========


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required hereunder relating to directors and executive officers of the Company is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on February 25, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended September 30, 1996.

Item 11. Executive Compensation

     The information required hereunder relating to compensation of directors and executive officers and other transactions involving management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on February 25, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended September 30, 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required hereunder relating to security ownership of certain beneficial owners and management is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on February 25, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended September 30, 1996.

Item 13. Certain Relationships and Related Transactions

     The information required hereunder relating to certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on February 25, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended September 30, 1996.


                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   Documents filed as a part of this report:

1.    Financial Statements
      Report of Independent Public Accountants
      Consolidated Statement of Operations for the three years ended
         September 30, 1996
      Consolidated Balance Sheet as of September 30, 1996 and 1995 Consolidated Statement of Changes in Common Shareholders' Equity for
         the three years ended September 30, 1996
      Consolidated Statement of Cash Flows for the three years ended
         September 30, 1996
      Notes to Consolidated Financial Statements

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

     2(d) Stock Purchase Agreement among Exide Electronics, Fiskars OY AB, and
          Fiskars Holdings, Inc., related to the purchase of Deltec Power Systems, Inc., dated November 16, 1995 (filed as Exhibit 10 to the Company's Current Report on Form 8-K, File No. 0-18106, filed on November 17, 1995, and incorporated by reference herein).

     2(e) Letter Agreement to Amend Stock Purchase Agreement by and between
          Exide Electronics Group, Inc. and Fiskars Oy Ab, Fiskars Holdings, Inc. and Deltec Power Systems, Inc., dated February 9, 1996 (filed as
          Exhibit 10.2 to the Company's Form 8-K, File No. 000-18106, filed on February 21, 1996 and incorporated by reference herein).

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

     3(c) The Registrant's By-laws, as amended (filed as Exhibit 3b to the
          Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1990, and incorporated by reference herein).

     3(d) Article 10 of Exide Electronics' Bylaws (filed as Exhibit 99c to Exide
          Electronics' Registration Statement on Form S-3, File No. 33-64818, and incorporated by reference herein).

     3(e) Form of Certificate of Designation of the Series G Preferred Stock of the Company (filed as attachment to Schedule 2.1(d) of Exhibit 10.2 to the Company's Form 8-K/A, File No. 000-18106, filed on March 22, 1996 and incorporated by reference herein).

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

     4(h) Indenture, dated as of March 13, 1996, among the Company, the Guarantors(as defined therein) and American Bank National Association, as trustee, relating to 125,000,000 principal amount of 11 1/2% Senior Subordinated Notes due 2006 (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4, File No. 333-2471, and incorporated by reference herein).

     4(i) Form of 11 1/2% Series A and Series B Senior Subordinated Notes due
          2006 (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4, File No. 333-2471, and incorporated by reference herein).

     4(j) Registration Rights Agreement, dated as of March 13, 1996, among the
          Company, the Guarantors (as defined therein) and the Initial Purchasers (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-4, File No. 333-2471, and incorporated by reference herein).

     4(k) Warrant Agreement, dated as of March 13, 1996, between the Company and
          American Bank National Association, as warrant agent, relating to 125,000 Warrants to purchase in the aggregate 643,750 shares of Common Stock (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-4, File No. 333-2471, and incorporated by reference herein).

     4(l) Warrant Registration Rights Agreement, dated March 13, 1996, between the Company and the Initial Purchasers (filed as Exhibit 4.5 to the Company's Registration Statement on Form S-4, File No. 333-2471, and incorporated by reference herein).

     4(m) Stockholder Agreement, dated March 13, 1996, between the Company and
          Fiskars Oy Ab (filed as Exhibit 4.6 to the Company's Registration Statement on S-4, File No. 333-2471, and incorporated by reference herein).

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

     10(h)Amendment/Modification No. P000029 between the Directorate of
          Contracting and Manufacturing, Sacramento Air Logistics Center and Exide Electronics Corporation (filed as Exhibit 10h to the
          Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1995, and incorporated by reference herein).

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

     10(o)Security Agreement, dated March 13, 1996, among the Company, the
          Guarantors and Morgan Guaranty Trust Company of New York, as administrative agent (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-4, File No. 333-2471, and incorporated by reference herein).

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

     10(r)Employment Agreement, dated September 30, 1989, with James A. Risher
          (filed as Exhibit 10o to the Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1990, and incorporated by reference herein).

     10(s)Employment Agreement, dated March 15, 1990, with William J. Raddi
          (filed as Exhibit 10p to the Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1990, and incorporated by reference herein).

     10(t)Severance Compensation Plan After Change of Control (filed as Exhibit
          10o to Amendment No. 1 of Registration Statement No. 33-31872 on Form S-1 and incorporated by reference herein).

     10(u)Revised form of Stock Purchase Agreement for fiscal 1989 Common Stock sales to the Registrant's employees (filed as Exhibit 10l to Amendment No. 3 of Registration Statement No. 33-31872 on Form S-1 and incorporated by reference herein).

     10(v)1989 Stock Option Plan, as amended on August 11, 1992 (filed as
          Exhibit 10t to the Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1992, and incorporated by reference herein).

     10(w)Non-employee Directors' Stock Option Plan, as amended on August 11,
          1992 (filed as Exhibit 10u to the Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1992, and incorporated by reference herein).

     10(x)Pledge Agreement, dated March 13, 1996, among the Company, Exide
          Electronics Corporation, Exide Electronics USA Holdings Corp., International Power Machines Corporation and Deltec Power Systems, Inc., as pledgors, and Morgan Guaranty Trust Company of New York, as administrative agent (filed as Exhibit 10.4 to the Company's Registration Statement on Form S-4, File No. 333-2471, and incorporated by reference herein).

     10(y)Exide Electronics Group, Inc. 1995 Directors Stock Option Plan (filed as Appendix B to the Company's Proxy Statement dated January 30, 1995, issued in connection with the Company's Annual Meeting of Stockholders held on February 28, 1995, and incorporated by reference herein).

     10(z)Exide Electronics Group, Inc. 1995 Employee Stock Option and
          Restricted Stock Plan (filed as Appendix A to the Company's Proxy Statement dated January 30, 1995, issued in connection with the Company's Annual Meeting of Stockholders held on February 28, 1995, and incorporated by reference herein).

    10(aa)Exide Electronics Corporation 401 (k) Retirement Benefit Plan
          Summary Plan Description (filed as Exhibit 4c to Registration Statement No. 33-64121 on Form S-8 and incorporated by reference herein).

    10(bb)Commercial Lease Agreement dated June 23, 1987 between Northgate V
          Business Park Associates and the registrant, as amended November 11, 1987, and as supplemented by Supplemental Lease Agreement dated December 9, 1992 (filed as Exhibit 10.1 to International Power Machines Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated by reference herein).

    10(cc)Security Agreement, dated March 13, 1996, among the Company, the
          Guarantors and Morgan Guaranty Trust Company of New York, as administrative agent (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-4, File No. 333-2471, and incorporated by reference herein).

    10(dd)Lease Agreement, dated June 8, 1995, between Banks D. Kerr and Exide
          Electronics Corporation relating to the registrant's facility in Raleigh, North Carolina (filed as Exhibit 10ff to the Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1995, and incorporated by reference herein).

    10(ee)Summary Description of 1995 Management Incentive Plan (filed as
          Exhibit 10gg to the Company's Annual Report on Form 10-K, File No. 0-18106, for the fiscal year ended September 30, 1995, and incorporated by reference herein).

    10(ff)Credit Agreement, dated as of March 13, 1996, among the Company, the Guarantors and Morgan Guaranty Trust Company of New York, First Union National Bank of North Carolina, Bank of America Illinois, NationsBank, N.A., ABN AMRO Bank, N.V., as lenders, and Morgan Guaranty Trust Company of New York, as administrative agent, and Bank of America Illinois, as documentation agent (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-4, File No. 333-2471, and incorporated by reference herein).

    10(gg)Amendment to Credit Agreement, dated as of March 25, 1996, among the Company and the Lenders, the Administrative Agent, the Swing Lender (as defined therein), the Issuing Lender (as defined therein) and the lenders listed on Schedule 2 thereto (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-4, File No. 333-2471, and incorporated by reference herein).

      P Contract, dated September 20, 1996, between the United States Air Force Sacramento Air Logistics Center and Exide Electronics Corporation (Filed on paper under Form SE pursuant to Rule 202 of Regulation S-T and incorporated by reference herein.)

    10(hh)Amendment No. 3 to Credit Agreement, dated as of June 30, 1996, among the Company and the Lenders, the Administrative Agent, the Swing Lender (as defined therein), the Issuing Lender (as defined therein) and the lenders listed on Schedule 2 thereto.

    10(ii)Summary Description of Management Incentive Plan

     11   Statement of Computation of Earnings Per Share.

     21   Subsidiaries of Exide Electronics Group, Inc.

     23(a)Consent of Arthur Andersen LLP.

     23(b)Consent of Arthur Andersen LLP.

     27   Financial Data Schedule

     99 Exide Electronics' Corporation 401(k) Retirement Benefit Plan financial statements as of December 31, 1995 and 1994.


(b)   Reports on Form 8-K:

     The Company filed two reports on Form 8-K/A dated July 9, 1996 under Item 2 and Item 5 for the purpose of amending previous information on Form 8-K's filed on February 21, 1996 and March 13, 1996 related to the acquisition of Deltec Power Systems, Inc.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


To Exide Electronics Group, Inc.

     We have audited, in accordance with generally accepted auditing standards, the financial statements included in Exide Electronics Group, Inc.'s Form 10-K and have issued our report thereon dated October 28, 1996 (except with respect to the January 1997 notification related to the government contract matter discussed in Note 15, as to which the date is January 9, 1997). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information contained on Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                    /s/ARTHUR ANDERSEN LLP

Raleigh, North Carolina,
  October 28, 1996

Schedule II - Valuation and Qualifying Accounts

Allowance for Doubtful Accounts and Customer Returns and Adjustments (in thousands)


--------------------------------------------------------------------------------

                         Balance                                       Balance
   Fiscal               Beginning                                        End
    Year                of Period     Additions     Deductions        of Period

--------------------------------------------------------------------------------



   1994                  $2,860         $1,475         $(2,187)         $2,148

   1995                  $2,148         $1,495         $(1,126)         $2,517

   1996                  $2,517         $7,167 (1)     $(3,649)         $6,035

_____________

(1) Includes reserves assumed in the Deltec acquisition which was consummated during the second quarter of fiscal 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EXIDE ELECTRONICS GROUP, INC.


                                           BY:     /s/ JAMES A. RISHER

                                                  James A. Risher
                                                  President and Chief
                                                  Executive Officer
Dated:  January 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ JAMES A. RISHER      President, Chief Executive     January 13, 1997
     James A. Risher       Officer, and Director
                           (principal executive officer)


/s/ MARTY R. KITTRELL     Vice President, Chief          January 13, 1997
    Marty R. Kittrell      Financial Officer, and
                           Treasurer(principal
                           financial and accounting officer)


/s/ CONRAD A. PLIMPTON    Chairman of the Board          January 13, 1997
    Conrad A. Plimpton     and Director


/s/ LANCE L. KNOX         Vice-Chairman of the Board     January 13, 1997
    Lance L. Knox          and Director


/s/ WAYNE L. CLEVENGER    Director                       January 13, 1997
    Wayne L. Clevenger


/s/ RON E. DOGGETT        Director                       January 13, 1997
    Ron E. Doggett


/s/ JAMES E. FOWLER       Director                       January 13, 1997
    James E. Fowler


/s/ DAVID J. MCLAUGHLIN   Director                       January 13, 1997
    David J. McLaughlin


/s/ CHIAKI TANAKA         Director                       January 13, 1997
    Chiaki Tanaka


/s/ RALF R. BOER          Director                       January 13, 1997
    Ralf R. Boer


/s/ STIG STENDAHL         Director                       January 13, 1997
    Stig Stendahl

                        Exide Electronics Group, Inc.

             Index to Exhibits to 1996 Annual Report on Form 10-K



Exhibit
Number                       Exhibit


 P Contract, dated September 20, 1996, between the United States Air Force Sacramento Air Logistics Center and Exide Electronics Corporation (Filed on paper under Form SE pursuant to Rule 202 of Regulation S-T and incorporated by reference herein.)

10(hh) Amendment No. 3 to Credit Agreement, dated as of June 30, 1996, among the Company and the Lenders, the Administrative Agent, the Swing Lender (as defined therein), the Issuing Lender (as defined therein) and the lenders listed on Schedule 2 thereto.

10(ii)    Summary Description of Management Incentive Plan

11        Statement of Computation of Earnings Per Share.

21        Subsidiaries of Exide Electronics Group, Inc.

23(a)     Consent of Arthur Andersen LLP.

23(b)     Consent of Arthur Andersen LLP.

27        Financial Data Schedule

99 Exide Electronics' Corporation 401(k) Retirement Benefit Plan financial statements as of December 31, 1995 and 1994.