Form 10-Q
period 1996-12-31
EXIDE ELECTRONICS GROUP INC
filed 1997-02-14
CIK 772372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1996           Commission File No. 0-18106


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

      Yes [  x  ]                                     No [     ]


As of February 11, 1997, 10,049,543 shares of the Registrant's $0.01 par value common stock were outstanding.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)




                                                         Three Months Ended
                                                             December 31,
                                                        --------------------
                                                          1996         1995
                                                          ----         ----


Revenues
   Products                                           $  99,412    $  57,659
   Services                                              31,510       25,644
                                                         ------       ------
     Total revenues                                     130,922       83,303
                                                         ------       ------
Cost of revenues
   Products                                              68,540       42,508
   Services                                              20,776       18,580
                                                         ------       ------
     Total cost of revenues                              89,316       61,088
                                                         ------       ------
   Gross profit                                          41,606       22,215

Selling, general and administrative expense              28,931       17,457
Research and development expense                          3,575        2,509
                                                          -----        -----
   Income from operations                                 9,100        2,249

Interest expense                                          6,999        1,497
Interest income                                            (185)         (31)
Other expense                                               158          117
                                                           ----         ----
   Income before income taxes                             2,128          666

Provision for income taxes                                1,058          253
Minority interests in net income of subsidiaries            111           --
                                                          -----        -----
   Net income                                         $     959    $     413
                                                      =========    =========
Preferred stock dividends and accretion                     342           --
                                                           ----         ----
Net income applicable to common shareholders          $     617    $     413
                                                      =========    =========
Per Share Amounts
Primary
   Net income                                         $    0.06    $    0.04
                                                      =========    =========
   Weighted average number of common and equivalent
      shares outstanding                                 10,022        9,211
                                                         ======        =====
Fully diluted
   Net income                                         $    0.06    $    0.04
                                                      =========    =========
   Weighted average number of common and equivalent
      shares outstanding                                 10,089        9,500
                                                         ======        =====

The accompanying notes are an integral part of these financial statements.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(unaudited; in thousands)


                                                     December 31,  September 30, December 31,
                                                          1996        1996          1995
                                                          ----        ----          ----
Assets

Current assets
   Cash and cash equivalents                         $   3,460    $   7,848     $   2,001
   Accounts receivable                                 124,285      129,423        95,436
   Inventories                                          99,519       90,069        76,753
   Other current assets                                 19,576       20,409        15,357
                                                        ------       ------        ------
      Total current assets                             246,840      247,749       189,547
                                                       -------      -------       -------
Property, plant, and equipment
   Land, buildings, and leasehold improvements          16,349       17,539        10,248
   Machinery and equipment                              74,243       75,768        64,564
                                                        ------       ------        ------
                                                        90,592       93,307        74,812
   Accumulated depreciation                             41,944       44,386        37,561
                                                        ------       ------        ------
                                                        48,648       48,921        37,251
Goodwill                                               153,825      154,373        18,318
Other intangible assets                                 27,343       28,665         1,447
Other assets                                             9,865        9,766         7,376
                                                        ------       ------        ------
                                                     $ 486,521    $ 489,474     $ 253,939
                                                     =========    =========     =========

Liabilities, Redeemable Preferred Stock, & Common Shareholders' Equity

Current liabilities

   Short-term debt                                   $  16,244    $  14,568     $   6,747
   Accounts payable                                     74,112       71,046        43,220
   Deferred revenues                                    22,171       21,913        15,840
   Other accrued liabilities                            26,504       24,355        15,707
                                                        ------       ------        ------
      Total current liabilities                        139,031      131,882        81,514
                                                        ------       ------        ------
Long-term debt                                          99,249      110,347        76,416
                                                        ------       ------        ------
Subordinated notes                                     122,002      121,920             -
                                                        ------       ------        ------
Deferred liabilities                                     8,457        9,912         3,421
                                                         -----        -----         -----
Redeemable preferred stock                              18,455       18,312             -
                                                         -----        -----         -----
Minority interests                                       1,376          762             -
                                                        ------       ------        ------
Common shareholders' equity
   Common stock, $0.01 par value, 30,000,000
    shares authorized; shares issued - 10,370,505
    at December 31, 1996, 10,370,505 at September 30,
    1996, and 9,537,130 at December 31, 1995               104          104            95
   Additional paid-in capital                           86,946       87,491        72,556
   Retained earnings                                    21,989       21,372        32,850
   Cumulative translation adjustments                     (927)        (975)       (1,456)
                                                        ------       ------        ------
                                                       108,112      107,992       104,045
   Less:  Notes receivable from shareholders            (5,039)      (5,304)       (5,122)
          Treasury stock, 322,462 shares at December
           31, 1996, 386,668 shares at September
           30, 1996 and 385,899 shares
           at December 31, 1995                         (5,122)      (6,349)       (6,335)
                                                         -----        -----         -----
                                                        97,951       96,339        92,588
                                                        ------       ------        ------
                                                     $ 486,521    $ 489,474     $ 253,939
                                                     =========    =========     =========

The accompanying notes are an integral part of these financial statements.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited; in thousands)


                                                                 Three Months Ended
                                                                    December 31,
                                                                -------------------
                                                                  1996        1995
                                                                  ----        ----
Cash flows from operating activities

   Net income                                                  $    959    $    413
     Adjustments to reconcile net income to
       cash provided by (used in) operating activities:
       Depreciation expense                                       2,385       1,841
       Amortization expense                                       2,926         612
       Decrease in accounts receivable                            4,264      10,088
       Increase in inventories                                   (8,629)     (3,863)
       (Increase) decrease in other current assets                  870      (1,714)
       Increase (decrease) in accounts payable                    3,066      (2,821)
       Increase (decrease) in other current liabilities           1,552      (3,792)
       Other, net                                                (1,656)     (1,276)
                                                                   ----      ------
       Net cash provided by (used in) operating activities        5,737        (512)
                                                                  -----       -----
Cash flows from investing activities
   Acquisitions of property, plant, and equipment                (2,068)     (3,938)
   Acquisitions, net of cash received                              (219)         --
   Other, net                                                       610        (165)
                                                                   ----      ------
       Net cash used in investing activities                     (1,677)     (4,103)
                                                                 ------      ------
Cash flows from financing activities
   Proceeds from bank credit facilities                          16,706      36,925
   Payments of bank credit facilities                           (26,139)    (26,504)
   Issuances of common stock                                        684         142
   Purchases of treasury stock                                       --      (6,926)
   Payments of notes receivable from shareholders                   306         215
   Other, net                                                        (5)        (23)
                                                                  -----       -----
       Net cash provided by (used in) financing activities       (8,448)      3,829
                                                                 ------      ------
Net decrease in cash and cash equivalents                        (4,388)       (786)

Cash and cash equivalents, beginning of period                    7,848       2,787
                                                                 ------      ------
Cash and cash equivalents, end of period                       $  3,460    $  2,001
                                                               ========    ========

Supplemental cash flow disclosures
    Interest paid, net of amounts capitalized                  $  3,189    $  1,920
    Income taxes paid                                          $    719    $  1,548

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures required for complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements presented in the Company's 1996 Annual Report to Shareholders.

In the opinion of management, the accompanying consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the three month periods ended December 31, 1996 and 1995. The results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE 2:  ACQUISITION OF DELTEC

On March 13, 1996, the Company completed its acquisition of Power Systems, Inc. ("Deltec"), one of the world's largest manufacturers and marketers of off-line and line-interactive small UPS, from Fiskars Oy Ab. Deltec's accounts and results of operations are included in the Company's financial statements from March 13, 1996 forward.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Deltec had been acquired as of the beginning of each of the periods presented:


(unaudited; in thousands, except per share data)          Three Months
                                                       ended December 31,
                                                        1996       1995
                                                      -------    --------
   Revenues                                          $130,922    $129,411
   Net loss                                            (7,368)     (7,322)
   Fully diluted loss per share                      $  (0.76)   $  (0.74)


The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been consummated on the first day of each period presented. In addition, the pro forma results are not intended to be a projection of future results and do not contain any pro forma adjustments to reflect cost savings that may be achieved from combined operations or any future nonrecurring costs which may be incurred to implement cost savings.

                          EXIDE ELECTRONICS GROUP, INC.

NOTE 3 - INVENTORIES

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost or market, and consist of the following (in thousands):

                                                Dec. 31,   Sept. 30,    Dec. 31,
                                                   1996        1996       1995
                                                   ----        ----       ----
Raw materials and supplies                      $39,162     $33,328    $31,153
Work in process                                   7,219       5,883      7,259
Finished goods                                   32,671      31,712     23,318
Service parts                                    20,467      19,146     15,023
                                                 ------      ------     ------
                                                $99,519     $90,069    $76,753
                                                =======     =======    =======

NOTE 4 - COMMON SHAREHOLDERS' EQUITY

During the first quarter of fiscal 1997, the Company issued approximately 64,000 shares of its common stock for approximately $0.7 million under its Employee Stock Purchase Plan. This resulted in a reduction of $1.2 million in treasury stock and $0.5 million in additional paid-in capital.


NOTE 5 - GOVERNMENT CONTRACT MATTERS

During the fourth quarter of fiscal 1996, the Company was awarded a follow-on contract with the Air Force Air Logistics Center (the "ALC II Contract"). The requirements contract, which has a base term of three years and a two-year renewal option, was awarded to the Company as a result of a new bid process following a protest of an earlier award to the Company of a similar contract in June 1995. In October 1996, the Company was notified by the Air Force that a competitor had filed a protest with the General Accounting Office ("GAO") contesting the award of this contract to Exide Electronics. As required by the rules governing government contract protests, work under the contract was automatically suspended. In January 1997, the Company was notified by the Air Force that the GAO had advised the Air Force that all claims in the protest had been denied. A motion seeking reconsideration of the denial of the protest of the contract award has been filed with the GAO by the competitor and is pending GAO review. However, this motion does not impact the Company's ability to begin performance under the ALC II Contract. The GAO may decide on the motion for reconsideration at any time. It is unknown whether further appeals will be made by the competitor who filed the protest. There have been no material purchases to date under the ALC II Contract. There can be no assurances that the ALC II Contract will remain in effect for any definite period or that the Air Force will place orders with the Company against such contract.


NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In March 1996, the Company issued $125 million of 11.5% senior subordinated notes (the "Notes"). The Company's payment obligations under the Notes are guaranteed by certain of the Company's wholly-owned subsidiaries (the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because the Company's management has determined that they would not be material to investors. The following supplemental financial information sets forth, on an unconsolidated basis, statement of operations, balance sheet, and statement of cash flow information for the Company ("Parent Company Only"), for the Guarantor Subsidiaries and for the Company's other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. Certain reclassifications have been made to provide for uniform disclosure of all periods presented. These reclassifications are not material.

                          EXIDE ELECTRONICS GROUP, INC.

NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED DECEMBER 31, 1996


                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(UNAUDITED; IN THOUSANDS)



Product revenues.......................  $   --      $ 97,191        $35,671        $(33,450)      $ 99,412
Service revenues.......................      --        24,377          7,133              --         31,510
                                         -------   ------------   -------------   ------------   ------------
          Total revenues...............      --       121,568         42,804         (33,450)       130,922
                                         -------   ------------   -------------   ------------   ------------
Product cost of revenues...............      --        72,547         28,474         (32,481)        68,540
Service cost of revenues...............      --        16,037          4,739              --         20,776
                                         -------   ------------   -------------   ------------   ------------
          Total cost of revenues.......      --        88,584         33,213         (32,481)        89,316
                                         -------   ------------   -------------   ------------   ------------
     Gross profit......................      --        32,984          9,591            (969)        41,606
Selling, general and administrative
  expense..............................     162        19,897          8,872              --         28,931
Research and development expense.......      --         3,124            451              --          3,575
                                         -------   ------------   -------------   ------------   ------------
          Income (loss) from
            operations.................    (162)        9,963            268            (969)         9,100
Interest expense.......................   6,434           161            404              --          6,999
Interest income........................     (90)           --            (95)             --           (185)
Other (income) expense.................      --           710           (552)             --            158
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before income taxes......  (6,506)        9,092            511            (969)         2,128
Provision for (benefit from) income
  taxes................................  (2,278)        3,066            270              --          1,058
Minority interests in net income of
  subsidiaries.........................      --            --            111              --            111
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before equity in income
  of consolidated subsidiaries.........  (4,228)        6,026            130            (969)           959
Equity in income of consolidated
  subsidiaries.........................   5,187           130             --          (5,317)            --
                                         -------   ------------   -------------   ------------   ------------
Net income ............................ $   959     $   6,156      $     130        $ (6,286)      $    959
                                         =======     =========     ===========      =========      =========


                          EXIDE ELECTRONICS GROUP, INC.

NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED DECEMBER 31, 1995



                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(UNAUDITED; IN THOUSANDS)



Product revenues.......................   $  --      $ 58,633        $ 15,444        $(16,418)      $ 57,659
Service revenues.......................      --        22,695           3,154            (205)        25,644
                                         -------   ------------   -------------   ------------   ------------
          Total revenues...............      --        81,328          18,598         (16,623)        83,303
                                         -------   ------------   -------------   ------------   ------------
Product cost of revenues...............      --        47,248          11,762         (16,502)        42,508
Service cost of revenues...............      --        16,617           2,168            (205)        18,580
                                         -------   ------------   -------------   ------------   ------------
          Total cost of revenues.......      --        63,865          13,930         (16,707)        61,088
                                         -------   ------------   -------------   ------------   ------------
     Gross profit......................      --        17,463           4,668              84         22,215
Selling, general and administrative
  expense..............................     121        14,170           3,166              --         17,457
Research and development expense.......      --         2,509              --              --          2,509
                                         -------   ------------   -------------   ------------   ------------
          Income (loss) from
            operations.................    (121)          784           1,502              84          2,249
Interest expense.......................      34         1,343             120              --          1,497
Interest income........................     (31)           --              --              --            (31)
Other (income) expense.................      --          (237)            354              --            117
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before income taxes......    (124)         (322)          1,028              84            666
Provision for (benefit from) income
  taxes................................     (44)           48             249              --            253
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before equity in income
  of consolidated subsidiaries.........     (80)         (370)            779              84            413
Equity in income of consolidated
  subsidiaries.........................     493           779              --          (1,272)            --
                                         -------   ------------   -------------   ------------   ------------
Net income ........................... $    413     $     409        $    779        $ (1,188)      $    413
                                        ========    ==========      ==========      ==========      =========

                          EXIDE ELECTRONICS GROUP, INC.

NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1996



                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(UNAUDITED; IN THOUSANDS)

ASSETS
Current assets
  Cash and cash equivalents............  $    --     $    868        $ 2,592       $       --      $  3,460
  Accounts receivable..................       --       84,911         39,374               --       124,285
  Intercompany accounts receivable.....   10,979       55,225         11,475          (77,679)           --
  Inventories..........................       --       75,314         26,331           (2,126)       99,519
  Other current assets.................      283       17,794          1,499               --        19,576
                                         -------   ------------   -------------   ------------   ------------
          Total current assets.........   11,262      234,112         81,271          (79,805)      246,840
Property, plant, and equipment, net....       --       42,555          6,093               --        48,648
Goodwill...............................       --       89,848         63,977               --       153,825
Noncurrent intercompany receivables....   80,453      226,225             --         (306,678)           --
Investment in affiliates...............  275,846       94,033             --         (369,231)          648
Other assets...........................    9,204       16,736         10,620               --        36,560
                                         -------   ------------   -------------   ------------   ------------
                                        $376,765     $703,509       $161,961       $ (755,714)     $486,521
                                         =======    =========     ===========       =========     =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND COMMON SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt......................  $ 7,535     $     --        $ 8,709       $       --      $ 16,244
  Accounts payable.....................   30,359       29,320         14,433               --        74,112
  Intercompany accounts payable........       --       48,600         29,079          (77,679)           --
  Deferred revenues....................       --       19,706          2,465               --        22,171
  Other accrued liabilities............    2,328       17,039          7,137               --        26,504
                                         -------   ------------   -------------   ------------   ------------
          Total current liabilities....   40,222      114,665         61,823          (77,679)      139,031
Long-term debt.........................   97,750           --          1,499               --        99,249
Subordinated notes.....................  122,002           --             --               --       122,002
Noncurrent intercompany payables.......       --      306,678             --         (306,678)           --
Deferred liabilities...................      385        6,320          1,752               --         8,457
Minority interests.....................       --           --          1,376               --         1,376
Redeemable preferred stock.............   18,455           --             --               --        18,455
Common shareholders' equity............   97,951      275,846         95,511         (371,357)       97,951
                                         -------   ------------   -------------   ------------   ------------
                                        $376,765     $703,509       $161,961       $ (755,714)     $486,521
                                         =======    =========     ===========       =========     =========


                          EXIDE ELECTRONICS GROUP, INC.

NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              SEPTEMBER 30, 1996


                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(IN THOUSANDS)

ASSETS
Current assets
  Cash and cash equivalents............  $    --     $  2,224       $  5,624       $       --      $  7,848
  Accounts receivable..................       --       91,197         38,226               --       129,423
  Intercompany accounts receivable.....   12,139       40,848          5,023          (58,010)           --
  Inventories..........................       --       71,699         19,321             (951)       90,069
  Other current assets.................      398       18,054          1,957               --        20,409
                                         -------   ------------   -------------   ------------   ------------
          Total current assets.........   12,537      224,022         70,151          (58,961)      247,749
Property, plant, and equipment, net....       --       43,159          5,762               --        48,921
Goodwill...............................       --       90,555         63,818               --       154,373
Non-current intercompany receivables...   89,585      155,858             --         (245,443)           --
Investment in affiliates...............  267,799       93,326             --         (360,473)          652
Other assets...........................    9,820       16,994         10,965               --        37,779
                                         -------   ------------   -------------   ------------   ------------
                                        $379,741     $623,914       $150,696      $  (664,877)     $489,474
                                         =======    =========      ==========        =========     =========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND COMMON SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt......................  $ 6,702     $     --        $ 7,866       $       --      $ 14,568
  Accounts payable.....................   27,250       26,884         16,912               --        71,046
  Intercompany accounts payable........       --       39,351         18,659          (58,010)           --
  Deferred revenues....................       --       19,556          2,357               --        21,913
  Other accrued liabilities............       --       17,533          6,822               --        24,355
                                         -------   ------------   -------------   ------------   ------------
          Total current liabilities....   33,952      103,324         52,616          (58,010)      131,882
Long-term debt.........................  108,833           --          1,514               --       110,347
Subordinated notes.....................  121,920           --             --               --       121,920
Non-current intercompany payables.......      --      245,443             --         (245,443)           --
Deferred liabilities...................      385        7,348          2,179               --         9,912
Redeemable preferred stock.............   18,312           --             --               --        18,312
Minority interests.....................       --           --            536              226           762
Common shareholders' equity............   96,339      267,799         93,851         (361,650)       96,339
                                         -------   ------------   -------------   ------------   ------------
                                        $379,741     $623,914       $150,696       $ (664,877)     $489,474
                                         =======    =========      ==========        =========     =========

                         EXIDE ELECTRONICS GROUP, INC.

NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      THREE MONTHS ENDED DECEMBER 31, 1996



                                              PARENT
                                              COMPANY     GUARANTOR     NON-GUARANTOR
                                               ONLY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                             ---------   ------------   --------------   ------------   ------------
(UNAUDITED; IN THOUSANDS)

Cash flows from operating activities
  Net income ..............................  $    959      $  6,156         $   130        $ (6,286)      $    959
  Adjustments to reconcile net income to
    cash provided by (used in) operating
    activities:
    Depreciation expense....................       --         1,974             411              --          2,385
    Amortization expense....................       --         1,863           1,063              --          2,926
    Equity in income of subsidiaries........   (5,187)         (130)             --           5,317             --
    (Increase) decrease in accounts
      receivable............................    1,160        (8,965)         (7,600)         19,669          4,264
    Increase in inventories.................       --        (2,794)         (7,010)          1,175         (8,629)
    Decrease in other current assets........      115           297             458              --            870
    Increase in accounts payable............    3,109        11,685           7,941         (19,669)         3,066
    Increase (decrease) in other current
      liabilities...........................    2,328        (1,199)            423              --          1,552
    Other, net..............................       --          (779)           (877)             --         (1,656)
                                             ---------   ------------      --------       ----------   ------------
      Net cash provided by (used in)
         operating activities...............    2,484         8,108          (5,061)            206          5,737
                                             ---------   ------------      --------       ----------   ------------
Cash flows from investing activities
  Acquisitions of property, plant,
    and equipment...........................       --        (1,365)           (703)             --         (2,068)
  Acquisitions, net of cash received........       --          (219)             --              --           (219)
  Other, net................................    6,551        (6,645)            910            (206)           610
                                             ---------   ------------      --------       ----------   ------------
      Net cash provided by (used in)
         investing activities...............    6,551        (8,229)            207            (206)        (1,677)
                                             ---------   ------------      --------       ------------   ----------
Cash flows from financing activities
  Proceeds from bank credit facilities......   12,000            --           4,706              --         16,706
  Payments of bank credit facilities........  (22,250)           --          (3,889)             --        (26,139)
  Issuance of common stock..................      684            --              --              --            684
  Payments of notes receivable from
    shareholders............................      306            --              --              --            306
  Other, net................................      225        (1,235)          1,005              --             (5)
                                             ---------   ------------      --------       ----------   ------------
      Net cash provided by (used in)
         financing activities...............   (9,035)       (1,235)          1,822              --         (8,448)
                                             ---------   ------------      --------       ----------   ------------
Net decrease in cash and cash equivalents...       --        (1,356)         (3,032)             --         (4,388)
Cash and cash equivalents, beginning of
  period....................................       --         2,224           5,624              --          7,848
                                             ---------   ------------      --------       ----------   ------------
Cash and cash equivalents, end of period....  $    --      $    868         $ 2,592         $    --       $  3,460
                                             =========   ===========    ============       =========    ===========

                          EXIDE ELECTRONICS GROUP, INC.

NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                      THREE MONTHS ENDED DECEMBER 31, 1995




                                              PARENT
                                              COMPANY     GUARANTOR     NON-GUARANTOR
                                               ONLY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                             ---------   ------------   --------------   ------------   ------------
(UNAUDITED; IN THOUSANDS)

Cash flows from operating activities
  Net income ..............................  $    413      $    409        $    779        $ (1,188)      $    413
  Adjustments to reconcile net income to
    cash provided by (used in) operating
    activities:
    Depreciation expense...................        --         1,723             118              --          1,841
    Amortization expense...................        --           242             370              --            612
    Equity in income of consolidated
      subsidiaries.........................      (493)         (779)             --           1,272             --
    (Increase) decrease in accounts
      receivable...........................      (769)       17,838          (2,977)         (4,004)        10,088
    (Increase) decrease in inventories.....        --        (3,826)             81            (118)        (3,863)
    (Increase) in other current assets              --        (1,476)           (238)             --         (1,714)
    Increase (decrease) in accounts
      payable..............................      (114)       (8,203)          1,492           4,004         (2,821)
    Increase (decrease) in other current
      liabilities..........................      (270)       (3,824)            301               1         (3,792)
    Other, net.............................         3        (1,202)            (77)             --         (1,276)
                                             ---------   ------------   -------------    ------------   ------------
      Net cash provided by (used in)
         operating activities..............    (1,230)          902            (151)            (33)          (512)
                                             ---------   ------------   -------------    ------------   ------------
Cash flows from investing activities
  Acquisitions of property, plant, and
    equipment..............................        --        (3,521)           (417)             --         (3,938)
  Other, net..............................        559         8,972             212          (9,908)          (165)
                                             ---------   ------------   -------------    ------------   ------------
      Net cash provided by (used in)
         investing activities..............       559         5,451            (205)         (9,908)        (4,103)
                                             ---------   ------------   -------------    ------------   ------------
Cash flows from financing activities
  Proceeds from bank credit facilities.....        --        36,558             367               --        36,925
  Payments of bank credit facilities.......        --       (25,400)         (1,104)              --       (26,504)
  Issuance of common stock.................       142            --              --               --           142
  Purchases of treasury stock..............    (6,926)           --              --               --        (6,926)
  Payments of notes receivable from
    shareholders...........................       215            --              --               --           215
  Other, net...............................     7,240       (16,944)           (260)           9,941           (23)
                                             ---------   ------------   -------------    ------------   ------------
      Net cash provided by (used in)
         financing activities..............       671        (5,786)           (997)           9,941         3,829
                                             ---------   ------------   -------------    ------------   ------------
Net increase (decrease) in cash and cash
  equivalents..............................        --           567          (1,353)              --          (786)
Cash and cash equivalents, beginning of
  period...................................        --           593           2,194               --         2,787
                                             ---------   ------------   -------------    ------------   ------------
Cash and cash equivalents, end of period...  $     --     $   1,160        $    841        $      --      $  2,001
                                             =========   ===========     ============    ============    ===========


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

Overview

Exide Electronics (the "Company") provides Strategic Power Management(TM) solutions to a broad range of businesses and institutions worldwide. The Company's products are used for networking, financial, medical, industrial, telecommunications, military, and aerospace applications -- wherever continuous power is essential to daily operations. Several factors had a significant impact on the Company's results of operations during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996, including the acquisition of Deltec Power Systems, Inc. ("Deltec"), the growth in revenues of small uninterruptible power supply ("UPS") products, the overall strong growth in international sales, and the effect of declining Federal government service revenues. The impact of certain of these and other factors on fiscal 1996 is discussed in more depth in "Management's Discussion and Analysis of Results of Operations and Financial Condition" presented in the Company's 1996 Annual Report to Shareholders.

The Company acquired Deltec from Fiskars Oy Ab in March 1996. Deltec designs, manufactures, markets, sells and services a broad line of UPS products and power management software worldwide through its principal operating subsidiaries, Deltec Electronics, which is headquartered and has a plant in San Diego, California and a plant in Tijuana, Mexico, and Fiskars Power Systems ("FPS"), which is based and has a manufacturing facility in Helsinki, Finland. Deltec's accounts and results of operations have been included in the Company's financial statements from the closing date forward. During the quarter ended December 31, 1996, approximately 30% of the Company's revenues resulted from the consolidation of Deltec. The acquisition and its financing is discussed further in Note 2 of notes to consolidated financial statements and in the "Liquidity and Financial Condition" section of Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the Company's 1996 Annual Report to Shareholders.

The Company's product and service offerings and its marketing, manufacturing, and research and development functions are organized into four business units: the Small Systems Group ("SSG") for all single phase products; the Large Systems Group ("LSG") for all three-phase products; the Emerging Technologies Group ("ETG"), for products in the CATV and broadband communications markets; and the Worldwide Services Group ("WSG") for all services provided by the Company. ETG results are included with SSG results for the three months ended December 31, 1996 and 1995.

Results of Operations

The following table presents, for the periods shown, revenues; gross profit; selling, general and administrative expense; research and development expense; income from operations; and net income in millions of dollars, and certain income statement captions as a percentage of related revenues or of total revenues.


                                                     ------------------------
                                                         Three Months Ended
                                                            December 31,
                                                     -------------------------
(in millions)                                            1996           1995
                                                     -------------------------
Revenues
   Small Systems Products (1)                            $65.9         $30.5
   Large Systems Products (1)                             33.5          27.2
                                                     -------------------------
     Total Products                                       99.4          57.7
  Worldwide Services Group                                31.5          25.6
                                                     -------------------------
      Total Revenues                                     130.9          83.3
                                                     -------------------------

Gross Profit
   Products                                               30.9          15.1
   Services                                               10.7           7.1
                                                     -------------------------
      Total Gross Profit                                  41.6          22.2
                                                     -------------------------

Selling, general and administrative expense               28.9          17.4
Research and development expense                           3.6           2.5
                                                     ------------------------
      Income from operations                               9.1           2.2
Interest expense                                           7.0           1.5
Interest income                                            (.2)            -
Other expense                                               .2            .1
Provision for income taxes                                 1.1            .3
Minority interests in net income of subsidiaries           0.1             -
                                                     -------------------------
Net income                                                $1.0          $0.4
                                                     -------------------------

Revenue Growth:
   Small Systems Products (1)                            116.4%
   Large Systems Products (1)                             23.2%
     Total Products                                       72.4%
   Worldwide Services Group                               23.9%
     Total Revenues                                       57.2%

Margin Data (as a percentage of revenues):
Gross Profit
   Products                                               31.0%         26.3%
   Services                                               34.1%         27.5%
     Total Gross Profit                                   31.8%         26.7%


Selling, general and administrative expense               22.1%         21.1%
Research and development expense                           2.7%          3.0%
     Income from operations                                7.0%          1.8%



----------
(1) Certain Powerware Plus product lines were reclassified from SSG to LSG during fiscal 1996. All periods were restated.

Three months ended December 31, 1996 versus December 31, 1995

Revenues

Total revenues increased by 57% to $130.9 million in the first quarter of fiscal 1997 from $83.3 million in the first quarter of fiscal 1996, due to a 72% increase in product revenues and a 23% increase in service revenues.

SSG revenues for the quarter ending December 31, 1996 increased by $35.4 million or 116% over the same period of the prior year. Approximately 75% of this increase was due to revenues generated by the acquisition of Deltec. Revenues doubled in both domestic and international channels after inclusion of Deltec revenues. SSG revenues in the Company's historical channels increased by 27%, primarily due to growth exceeding 30% in Exide Electronics' Prestige product family and growth of over 60% in the Company's ETG products for the CATV and broadband communications markets. The increase in the Company's historical channels was driven by domestic sales increases of 25% and international sales increases of 38%. Revenues in Latin America rose over 100%, due in part to operation of the Company's new subsidiary in Brazil. Revenues in Europe were up over 20% from the prior year. Higher revenues were generally due to a higher number of units sold, as opposed to increased unit prices.

LSG revenues for the first quarter of fiscal 1997 were 23% higher than in the same period of fiscal 1996, due primarily to increased sales in commercial channels which more than offset a decline in sales under the Company's program with the Federal Aviation Administration (the "FAA Program"). Product revenues under the FAA Program have been declining because the Company has completed the shipment of systems and related ancillary products to the various FAA sites. U.S. commercial revenues increased over 20%, while revenues in international markets increased over 90% due primarily to sales from FPS and increased sales in Europe and Latin America. Higher revenues were generally due to a higher number of units sold, as opposed to increased unit prices.

WSG revenues for the first quarter of fiscal 1997 increased by $5.9 million or 23% over the same period of the prior fiscal year. WSG's U.S. commercial revenues increased by 35%, and international commercial revenues doubled, primarily due to consolidation of Deltec results. This growth was offset by a decline of 26% in Federal service revenues over the prior year, mainly attributable to the effect of declining FAA site service revenues. At December 31, 1996, the Company was installing systems at four FAA sites, versus eight sites in the prior year. Installation of the remainder of the FAA systems ordered is currently scheduled to be completed in fiscal 1997. Federal service revenues are expected to decline approximately 50-60% in fiscal 1997 from $35.1 million in fiscal 1996, but the impact is expected to be substantially offset by growth in commercial segments. WSG commercial revenue increases were a result of a greater amount of services provided rather than an increase in the price of the services.

Gross Profit

Gross profit increased by $19.4 million to $41.6 million in the first quarter of fiscal 1997 from $22.2 million in the first quarter of fiscal 1996. Gross profit as a percentage of total revenues increased to 31.8% in the first quarter of fiscal 1997 from 26.7% in the same period of fiscal 1996. Product gross profit margins rose to 31.0% in the first quarter of fiscal 1997 from 26.3% in the same period of fiscal 1996, while service margins rose to 34.1% from 27.5% during that same period. Product gross profit margins rose as a result of improved product sales mix, cost reductions, and improved manufacturing operations. Service margins increased for the quarter primarily due to a higher mix of commercial revenues and operating improvements.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $11.5 million to $28.9 million in the first quarter of fiscal 1997 (22.1% of revenues) from $17.4 million in the same period of fiscal 1996 (21.1% of revenues). This increase was primarily attributable to incremental costs related to the operations of Deltec, coupled with the amortization of intangible assets recognized in the Deltec acquisition. Excluding these incremental expenses, SG&A expense increased $1.3 million year-over-year, due to expenses of new subsidiaries in Brazil and India, higher expenditures in ETG and increased media spending. Selling expenses were also affected by increased commissions expense due to higher revenues and a larger proportion of revenue in commissionable channels than in the same quarter of the prior fiscal year. SG&A expenses are expected to remain at approximately 21-22% of revenues for fiscal 1997.

Research and Development Expense

Research and development expense increased $1.1 million to $3.6 million in the first quarter of fiscal 1997 compared to the same period of fiscal 1996. As a percentage of revenues, research and development expense decreased to 2.7% from 3.0% in the year-ago quarter, due to integration of product development efforts. The Company expects research and development expenditures for the remainder of the year to decline slightly as a percentage of sales.

Income from Operations

Income from operations increased $6.9 million to $9.1 million for the first quarter of fiscal 1997 from $2.2 million in the same period of fiscal 1996, primarily as a result of higher gross margins. As a percentage of revenues, income from operations increased to 7.0% in the first quarter of fiscal 1997 from 1.8% in the same period of fiscal 1996.

Interest Expense

Interest expense increased to $7.0 million in the first quarter of fiscal 1997 from $1.5 million in the same period of fiscal 1996. The Company incurred approximately $5.4 million in interest expense related to increased borrowings used to finance the acquisition of Deltec, including interest on $125 million of senior subordinated notes. The remaining increase is due to increased borrowings to finance working capital and higher interest rates on the Company's credit facility than in the prior year.

Provision for Income Taxes

The provision for first quarter fiscal 1997 income taxes reflects a consolidated effective rate of approximately 50% as compared to approximately 38% for the same period of fiscal 1996. The higher tax rate is due to the effect of permanent differences, including goodwill related to the acquisition of Deltec. The Company anticipates that its effective tax rate for fiscal year 1997 will be approximately 50%.

Net Income

Net income for the first quarter of fiscal 1997 was $1.0 million, or $0.06 per fully diluted share, as compared to net income of $0.4 million, or $0.04 per fully diluted share, for the same period of fiscal 1996.

Quarterly Operating Results

The Company's quarterly operating results have fluctuated significantly. Quarterly results depend upon the timing of product shipments and major systems implementation services, which can be influenced by a number of factors. Some of these factors are beyond the Company's control. The fourth quarter typically has produced the largest portion of the Company's revenues and income. The Company believes that the fourth quarter results reflect increased shipments resulting from management incentives that are tied to annual sales performance, and increased sales prompted by weather-related power disturbances during the spring and summer months. The first quarter has typically produced the smallest portion of the Company's revenues and income, so that there has been a historical reduction in the Company's first quarter results as compared to the previous fiscal year's fourth quarter. During fiscal years 1996, 1995, and 1994, revenues generally increased for each quarter within the applicable year, but revenues for the first quarter were lower than revenues for the fourth quarter of the prior year.

Selling, general and administrative, and research and development expenditures are incurred to support projected annual revenues. These expenses do not necessarily vary proportionately with revenues on a quarterly basis. As a result, variations in quarterly revenues may not be accompanied by an equivalent change in expenses. Operating margins, therefore, may vary significantly between quarters.

Liquidity and Financial Condition

At December 31, 1996, the Company had $107.8 million of working capital, as compared to $115.9 million at September 30, 1996 and $135.5 million at March 31, 1996 (immediately after the acquisition of Deltec). The decrease of approximately $8.1 million in working capital from September 30, 1996 is primarily the result of an increase in short-term debt, accounts payable and other current liabilities. Working capital decreased $27.7 million since March 31, 1996, reflecting amortization of certain short-lived intangible assets recognized in the Deltec acquisition, lower inventory levels, and increased short-term debt levels reflecting increases in the current portion of the term loan used to finance the Deltec acquisition. In addition, working capital has been used to reduce the Company's long-term debt balance, which decreased $38.2 million since March 31, 1996. Cash generated from operations was $5.7 million in the first quarter of fiscal 1997, as compared to cash used in operations of $0.5 million in the first quarter of fiscal 1996.

During the first quarter of fiscal 1997, the Company invested approximately $2.1 million in capital expenditures, as compared to approximately $3.9 million in the same period of fiscal 1996. Capital expenditures were higher in fiscal 1996 as the Company consolidated its headquarters and integrated the facilities of previously acquired companies. Capital expenditures for fiscal 1997 are expected to approximate $12 to $14 million.

The Company's domestic bank credit facilities (the "Credit Facility") consist of a revolving credit facility and a term loan in the original amounts of $125 million and $50 million, respectively. The Company had outstanding borrowings of $59.0 million on the revolving credit facility and $46.3 million on the term loan at December 31, 1996. Borrowings under the revolving credit facility are limited to specified amounts of eligible accounts receivable and inventories, as well as compliance with all applicable financial covenants. Remaining borrowing capacity under the Credit Facility at December 31, 1996 is approximately $4.0 million. Outstanding borrowings are secured by substantially all the inventories and accounts receivable of the Company, and the pledge of all of the capital stock of all of the Company's material domestic subsidiaries and 66% of the capital stock of its foreign subsidiaries.

Under the Credit Facility, the Company is subject to certain financial covenants, including maintaining specified fixed charge coverage and leverage ratios, and minimum net worth and earnings before interest, taxes, depreciation and amortization ("EBITDA"). At December 31, 1996, the Company was in compliance with all applicable covenants. The EBITDA covenant was $45.0 million for the period ending Decemeber 31, 1996, as defined. The Company's actual EBITDA for that period was $45.2 million.

Under the terms of the Credit Facility, the Company is required to hedge its interest rate risk. As of April 30, 1996, the Company had entered into several two-year interest rate cap agreements for a combined notional principal amount of $65 million, which capped the Company's floating rate LIBOR index to a weighted average rate of 6.5%. Premiums paid for the interest rate cap agreements have been capitalized and are amortized and shown as interest expense over the terms of the caps. Unamortized premiums are included with other assets in the accompanying consolidated balance sheet. There are no receivables under the cap agreements at December 31, 1996. In the future, such amounts, if any, will be accrued as a reduction of interest expense.

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

The Credit Facility and the Notes contain restrictive covenants which, among other things, limit the Company's ability to incur additional debt, pay dividends, consummate certain acquisitions, make certain asset sales, and permit certain liens.

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

Litigation

The Company is involved in various litigation proceedings incidental to its business. The defense of most of these matters is handled by the Company's insurance carriers. The Company believes that the outcome of such pending litigation in the aggregate will not have a material adverse effect on its financial statements. See Item 1, "Legal Proceedings" elsewhere in this Form 10-Q.

Contingencies

Government Contract Matters

Sales to the United States Federal government accounted for approximately 8% and 19% of total revenues for the quarter ended December 31, 1996 and 1995, respectively, and approximately 13% and 27% of total revenues for fiscal years 1996 and 1995, respectively. The Company's contracts with the Federal government have no significant minimum purchase commitments, and the government may cease purchases under these contracts at any time for any reason. These contracts are subject to termination at the convenience of the government pursuant to the terms of the contracts. The Company's compliance with government contract regulations is audited or reviewed from time to time by government auditors, who have the right to audit the Company's records and the records of its subcontractors during and after completion of contract performance, and may recommend that certain charges be treated as unallowable and reimbursement be made to the government. The Company provides for estimated unallowable charges and voluntary refunds in its financial statements, and believes that its provisions are adequate as of December 31, 1996.

During the fourth quarter of fiscal 1996, the Company was awarded a follow-on contract with the Air Force Air Logistics Center (the "ALC II Contract"). The requirements contract, which has a base term of three years and a two-year renewal option, was awarded to the Company as a result of a new bid process following a protest of an earlier award to the Company of a similar contract in June 1995. In October 1996, the Company was notified by the Air Force that a competitor had filed a protest with the General Accounting Office ("GAO") contesting the award of this contract to Exide Electronics. As required by the rules governing government contract protests, work under the contract was automatically suspended. In January 1997, the Company was notified by the Air Force that the GAO had advised the Air Force that all claims in the protest had been denied. A motion seeking reconsideration of the denial of the protest of the contract award has been filed with the GAO by the competitor and is pending GAO review. However, this motion does not impact the Company's ability to begin performance under the ALC II Contract. The GAO may decide on the motion for reconsideration at any time. It is unknown whether further appeals will be made by the competitor who filed the protest. There have been no material purchases to date under the ALC II Contract. There can be no assurances that the ALC II Contract will remain in effect for any definite period or that the Air Force will place orders with the Company against such contract.

Foreign Currency Exposures

International sales accounted for approximately 42% and 33% of total revenues for the three months ended December 31, 1996 and 1995, respectively, and approximately 37% and 31% of total revenues for fiscal years 1996 and 1995, respectively. A significant portion of the Company's international sales are denominated in foreign currencies. As of December 31, 1996, approximately 33% of the Company's total assets were located outside the United States, primarily in Europe. Significant fluctuations in foreign currency exchange rates can result in gains or losses on foreign currency transactions, which are recorded in the consolidated statement of operations. Fluctuations in the recorded value of the Company's net investment in its international subsidiaries resulting from changes in foreign exchange rates are recorded in the cumulative translation adjustments component of common shareholders' equity. The Company hedges these risks using a combination of natural hedges such as foreign currency denominated borrowings and, from time to time, foreign currency financial instruments. European, Japanese and Latin American currencies have been especially volatile over the last two years. As of December 31, 1996, the Company had accounts receivable and accounts payable totaling approximately $9.1 million that were exposed to fluctuations in exchange rates. These balances are spread among various currencies, primarily the French franc. No material foreign currency instruments were outstanding to cover these balances.

Environmental Matters

The Company's operations are subject to Federal, state, local, and foreign environmental laws and regulations relating to the storage, handling, and disposal of hazardous or toxic materials and discharge into the environment of regulated pollutants. In the last three fiscal years, the Company's capital expenditures for environmental compliance have not been significant. To the best of the Company's knowledge, there are no known existing or potential environmental claims against the Company that are likely to have a material adverse effect on the Company's business and the financial statements of the Company and its subsidiaries taken as a whole.

Disclosure Regarding Forward-Looking Statements

The disclosures included in this Form 10-Q, including documents incorporated by reference herein and therein, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are identified by words such as "expect," "anticipate," "should" and words of similar import. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even by anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Form 10-Q and other matters detailed from time-to-time in the Company's Securities and Exchange Commission filings, including the Company's Forms 10-Q and 10-K.

                           PART II - OTHER INFORMATION

                                DECEMBER 31, 1996

ITEM 1.  Legal Proceedings

On August 21, 1995, a case entitled National Broadcasting Company, Inc. and CNBC, Inc. vs. International Power Machines/Lortec Systems Inc. et al, was filed against International Power Machines ("IPM") in the Supreme Court of New York, New York County. The plaintiffs allege that IPM negligently manufactured and installed a UPS product that caused them property and compensatory damages when the equipment malfunctioned during the installation of the product by third-party contractors. The plaintiffs have filed seven causes of action, each of which seeks damages in the amount of $1.1 million. Three of those causes of action also seek $3 million in punitive damages. Claims of this nature are generally covered by the Company's insurance and its insurer has accepted general defense of the matter. The insurer has notified the Company that while claims based on IPM's negligent manufacture or design are covered by the insurance policy, damages, if any, caused by IPM's intentional or careless decision to install a known defective and dangerous product would be subject to certain exclusions under the policy. While discovery is in progress, the Company believes at this time, based on the advice of of its defense counsel, that no evidence has yet been presented that supports any allegation of intentional or careless conduct. IPM also believes that it has meritorious defenses and counter-claims against the third-party co-defendants, who the Company alleges defectively installed the UPS product. The Company believes that the final outcome of this matter will not have a material adverse effect on the business or the financial statements of the Company and its subsidiaries taken as a whole.

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

ITEM 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

      Exhibit
      Number   Description

        11     Statement of Computation of Per Share Earnings.

        27     Financial Data Schedule.


    (b) Reports on Form 8-K

     The Company filed a report under Item 5, Other Events, on Form 8-K on October 28, 1996, relating to the filing of a press release announcing the Company's earnings for the fourth quarter and fiscal year ended September 30, 1996.

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



Date:  February 14, 1997     By:  /s/Marty R. Kittrell

                                  Marty R. Kittrell
                                  Vice President and
                                  Chief Financial Officer

                          EXIDE ELECTRONICS GROUP, INC.

                            EXHIBIT INDEX - FORM 10-Q

                                DECEMBER 31, 1996
      Exhibit
      Number   Description

        11     Statement of Computation of Per Share Earnings.

        27     Financial Data Schedule.