Form 10-Q
period 1997-03-31
EXIDE ELECTRONICS GROUP INC
filed 1997-05-14
CIK 772372

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1997           Commission File No. 0-18106


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

      Yes [  x  ]                                     No [     ]


As of May 12, 1997, 10,049,543 shares of the Registrant's $0.01 par value common stock were outstanding.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

                                                         Three Months Ended          Six Months Ended
                                                              March 31,                   March 31,
                                                        --------------------       --------------------
                                                          1997         1996          1997         1996
                                                          ----         ----          ----         ----
Revenues
   Products                                           $ 109,714    $  73,819      $ 209,126    $ 131,478
   Services                                              29,124       27,869         60,634       53,513
                                                         ------       ------         ------      -------
     Total revenues                                     138,838      101,688        269,760      184,991
                                                         ------       ------         ------      -------
Cost of revenues
   Products                                              78,029       53,579        146,569       96,087
   Services                                              19,581       19,423         40,357       38,003
                                                         ------       ------         ------      -------
     Total cost of revenues                              97,610       73,002        186,926      134,090
                                                         ------       ------         ------      -------
   Gross profit                                          41,228       28,686         82,834       50,901

Selling, general and administrative expense              29,268       21,025         58,199       38,482
Research and development expense                          3,944        2,577          7,519        5,086
Acquisition and restructuring expense                        --       11,621             --       11,621
                                                          -----        -----         ------      -------
   Income (loss) from operations                          8,016       (6,537)        17,116       (4,288)

Interest expense                                          7,074        7,435         14,073        8,932
Interest income                                            (107)        (180)          (292)        (211)
Other (income) expense                                     (122)          68             36          185
                                                           ----         ----          -----        -----
   Income (loss) before income taxes                      1,171      (13,860)         3,299      (13,194)

Provision (benefit) for income taxes                        592       (4,869)         1,650       (4,616)
Minority interests in net income of subsidiaries             81           --            192           --
                                                          -----        -----         ------       ------
   Income (loss) before extraordinary item                  498       (8,991)         1,457       (8,578)

Extraordinary item                                        2,376           --          2,376           --
                                                          -----        -----         ------       ------
Net loss                                              $  (1,878)    $ (8,991)     $    (919)    $ (8,578)
Preferred stock dividends and accretion                     342           67            684           67
                                                           ----         ----           ----         ----
Net loss applicable to common shareholders            $  (2,220)    $ (9,058)     $  (1,603)    $ (8,645)
                                                      =========    =========      ==========    =========
Per Share Amounts
Primary
   Net income (loss) before extraordinary item        $    0.02    $   (0.97)     $    0.08     $  (0.93)
   Extraordinary item                                     (0.24)          --          (0.24)          --
                                                          -----        -----          -----        -----
   Net loss                                           $   (0.22)   $   (0.97)     $   (0.16)    $  (0.93)
                                                      ==========    =========     ==========    =========
   Weighted average number of common and equivalent
      shares outstanding                                 10,051        9,313         10,018        9,272
                                                         ======        =====        =======        =====
Fully diluted
   Net income (loss) before extraordinary item        $    0.02    $   (0.97)     $    0.08     $  (0.93)
   Extraordinary item                                     (0.24)          --          (0.24)          --
                                                          -----        -----          -----        -----
   Net loss                                           $   (0.22)   $   (0.97)     $   (0.16)    $  (0.93)
                                                      ==========   ==========     ==========    =========
   Weighted average number of common and equivalent
      shares outstanding                                 10,052        9,313         10,052        9,423
                                                         ======        =====         ======        =====

The accompanying notes are an integral part of these financial statements.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(unaudited; in thousands)


                                                      March 31,   September 30,   March 31,
                                                        1997          1996          1996
                                                        ----          ----          ----
Assets
Current assets
   Cash and cash equivalents                         $   2,860    $   7,848     $   5,882
   Accounts receivable                                 125,828      129,423       123,580
   Inventories                                         103,089       90,069       107,770
   Other current assets                                 23,252       20,409        24,029
                                                        ------       ------        ------
      Total current assets                             255,029      247,749       261,261
                                                       -------      -------       -------
Property, plant, and equipment
   Land, buildings, and leasehold improvements          16,695       17,539        13,607
   Machinery and equipment                              74,743       75,768        76,417
                                                        ------       ------        ------
                                                        91,438       93,307        90,024
   Accumulated depreciation                             43,233       44,386        39,651
                                                        ------       ------        ------
                                                        48,205       48,921        50,373
Goodwill                                               152,462      154,373       157,852
Other intangible assets                                 22,362       28,665        30,051
Other assets                                            10,023        9,766         8,613
                                                        ------       ------        ------
                                                     $ 488,081    $ 489,474     $ 508,150
                                                     =========    =========     =========

Liabilities, Redeemable Preferred Stock, & Common Shareholders' Equity

Current liabilities
   Short-term debt                                   $  16,804    $  14,568     $   7,978
   Accounts payable                                     80,803       71,046        69,030
   Deferred revenues                                    23,244       21,913        21,966
   Other accrued liabilities                            23,479       24,355        26,812
                                                        ------       ------        ------
      Total current liabilities                        144,330      131,882       125,786
                                                        ------       ------        ------
Long-term debt                                          98,053      110,347       137,655
                                                        ------       ------        ------
Subordinated notes                                     122,084      121,920       121,756
                                                        ------       ------        ------
Deferred liabilities                                     9,943        9,912         6,760
                                                         -----        -----         -----
Minority interests                                       1,461          762             -
                                                        ------       ------        ------
Redeemable preferred stock                              18,597       18,312        18,028
                                                         -----        -----         -----
Common shareholders' equity
   Common stock, $0.01 par value, 30,000,000
    shares authorized; shares issued - 10,372,005
    at March 31, 1997, 10,370,505 at September 30,
    1996, and 10,362,130 at March 31, 1996                 104          104           104
   Additional paid-in capital                           86,893       87,491        87,362
   Retained earnings                                    19,749       21,372        23,803
   Cumulative translation adjustments                   (2,927)        (975)       (1,592)
                                                        ------       ------        ------
                                                       103,819      107,992       109,677
   Less:  Notes receivable from shareholders            (5,107)      (5,304)       (5,163)
          Treasury stock, 322,462 shares at March
           31, 1997, and 386,668 shares at September
           30, 1996 and at March 31, 1996               (5,099)      (6,349)       (6,349)
                                                         -----        -----         -----
                                                        93,613       96,339        98,165
                                                        ------       ------        ------
                                                     $ 488,081    $ 489,474     $ 508,150
                                                     =========    =========     =========

The accompanying notes are an integral part of these financial statements.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited; in thousands)


                                                                 Six Months Ended
                                                                     March 31,
                                                                -------------------
                                                                  1997        1996
                                                                  ----        ----
Cash flows from operating activities

   Net loss                                                    $   (919)   $ (8,578)
     Adjustments to reconcile net loss to cash
       provided by (used in) operating activities:
       Depreciation expense                                       4,899       3,642
       Amortization expense                                       5,840       2,009
       Write-off of debt issue costs, net of tax                  2,376          --
       Acquisition and restructuring provisions                      --      10,566
       Decrease in accounts receivable                            2,721       3,435
       Increase in inventories                                  (12,199)     (8,485)
       Increase in other current assets                          (2,812)     (2,648)
       Increase (decrease) in accounts payable                    9,858        (354)
       Increase (decrease) in other current liabilities              14        (431)
       Other, net                                                   240      (6,343)
                                                                   ----      ------
       Net cash provided by (used in) operating activities       10,018      (7,187)
                                                                  -----       -----
Cash flows from investing activities
   Acquisitions of property, plant, and equipment                (4,359)     (7,386)
   Acquisitions, net of cash received                              (219)   (162,976)
   Other, net                                                       915        (526)
                                                                   ----      ------
       Net cash used in investing activities                     (3,663)   (170,888)
                                                                 ------      ------
Cash flows from financing activities
   Proceeds from bank credit facilities                          50,528     200,588
   Payments of bank credit facilities                           (60,502)   (132,956)
   Issuance of senior subordinated debt, net of fees                 --     116,673
   Issuance of common stock warrants                                 --       3,259
   Issuances of common stock                                        717         142
   Purchases of treasury stock                                       --      (6,926)
   Payments of notes receivable from shareholders                   306         215
   Other, net                                                    (2,392)        175
                                                                  -----       -----
       Net cash provided by (used in) financing activities      (11,343)    181,170
                                                                 ------      ------
Net increase (decrease) in cash and cash equivalents             (4,988)      3,095

Cash and cash equivalents, beginning of period                    7,848       2,787
                                                                 ------      ------
Cash and cash equivalents, end of period                       $  2,860    $  5,882
                                                               ========    ========

Supplemental cash flow disclosures
    Interest paid, net of amounts capitalized                  $ 13,363    $  8,247
    Income taxes paid                                          $  2,042    $  4,308

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the six month periods ended March 31, 1997 and 1996. The results of operations for the six month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 2: ACQUISITION OF DELTEC

On March 13, 1996, the Company completed its acquisition of Deltec Power Systems, Inc. ("Deltec"), one of the world's largest manufacturers and marketers of off-line and line-interactive small UPS, from Fiskars Oy Ab for a purchase price of $197.6 million. The acquisition was accounted for using the purchase method of accounting. Deltec's accounts and results of operations are included in the Company's financial statements from March 13, 1996 forward.

NOTE 3 - INVENTORIES

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost or market, and consist of the following (in thousands):

                                               March 31,   Sept. 30,  March 31,
                                                   1997        1996       1996
                                                   ----        ----       ----
Raw materials and supplies                      $38,135     $33,328    $44,675
Work in process                                   5,505       5,883      6,584
Finished goods                                   39,107      31,712     37,389
Service parts                                    20,342      19,146     19,122
                                                 ------      ------     ------
                                               $103,089     $90,069   $107,770
                                                =======     =======    =======

                          EXIDE ELECTRONICS GROUP, INC.

NOTE 4 - LONG-TERM DEBT AND EXTRAORDINARY ITEM

In March 1997, the Company entered into a binding agreement to amend and restate its domestic bank credit facilities with $170 million of senior secured bank credit facilities (the "Amended and Restated Credit Facility") comprised of a $125 million revolving credit facility and a $45 million term loan. Borrowings under the revolving credit facility are limited to specified amounts of eligible accounts receivable and inventories. Outstanding borrowings are secured by substantially all the inventories and accounts receivable of the Company, and the pledge of all of the capital stock of all of the Company's material domestic subsidiaries and 66% of the capital stock of certain of its foreign subsidiaries. Amounts outstanding under the Amended and Restated Credit Facility, which was effective April 9, 1997, currently bear interest at LIBOR plus 150 basis points, or the bank's base rate plus 50 basis points, as defined. The 30-day LIBOR rate on March 31, 1997 was 5.6875%. The average unutilized daily commitment incurs a commitment fee of .375% per annum, and letters of credit bear a fee of 1.50% per annum. Interest rates on borrowings under the Amended and Restated Credit Facility may vary according to the Company's leverage ratio, as defined. At March 31, 1997, the Company had borrowings of $105.0 million outstanding under the Amended and Restated Credit Facility, and a remaining borrowing capacity of approximately $11.0 million.

The amendment and restatement of the credit agreement described above constituted a substantial modification in the terms of the agreement and has been treated as an early extinguishment of debt. Accordingly, in March 1997 the Company wrote off approximately $3.7 million ($2.4 million after tax) of unamortized debt acquisition costs related to the original credit facility as an extraordinary item.

Both the term and revolving credit facility portions of the Amended and Restated Credit Facility require at least quarterly payments of accrued and unpaid interest. The term loan has scheduled quarterly principal payments. The Company is permitted to prepay the principal amount of the Amended and Restated Credit Facility without penalty at any time. Any principal amount of the term loan and any amounts due under the revolving credit facility that remain unpaid on the maturity date, April 9, 2002, are required to be repaid in full on that date.

In the event the Company (i) sells certain assets, (ii) incurs certain additional debt, (iii) issues any equity securities, or (iv) receives certain casualty insurance proceeds, the Company may be obligated to first repay the term loan and second permanently reduce commitments under the revolving credit facility in addition to the scheduled term loan payments.

The Company is subject to certain financial covenants, as defined in the Amended and Restated Credit Facility, including maintaining specified fixed charge coverage and leverage ratios and minimum net worth. The Company and its lending group modified certain covenants in the Amended and Restated Credit Agreement. The Company was in compliance with all applicable financial covenants as of March 31, 1997.

Under the terms of the Amended and Restated Credit Facility, the Company is required to cap a portion of its interest rate risk. In April 1996, the Company entered into several two-year interest rate cap agreements for a combined notional principal amount of $65 million, which capped the Company's floating rate LIBOR index to a weighted average rate of 6.5%. Premiums paid for the interest rate cap agreements have been capitalized and are amortized as interest expense over the terms of the caps. Unamortized premiums are included with other assets in the accompanying consolidated balance sheet. There are no amounts receivable under the cap agreements at March 31, 1997. In the future, such receivable amounts, if any, will be accrued as a reduction of interest expense.

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

The Amended and Restated Credit Facility and the Notes contain restrictive covenants which, among other things, limit the Company's ability to incur additional debt, pay dividends, consummate certain acquisitions, make certain asset sales, and incur certain liens.

NOTE 5 - COMMON SHAREHOLDERS' EQUITY

During the first quarter of fiscal 1997, the Company issued approximately 64,000 shares of its common stock for approximately $0.7 million under its Employee Stock Purchase Plan. This resulted in a reduction of $1.2 million in treasury stock and $0.5 million in additional paid-in capital.

NOTE 6 - GOVERNMENT CONTRACT MATTERS

During the fourth quarter of fiscal 1996, the Company was awarded a follow-on contract with the Sacramento Air Force Air Logistics Center (the "ALC II Contract"). That requirements contract, which has a base term of three years and a two-year renewal option, was awarded to the Company as a result of a new bid process following a protest of an earlier award to the Company of a similar contract in June 1995. In October 1996, the Company was notified by the Air Force that a competitor had filed a protest with the General Accounting Office ("GAO") contesting the award of this contract to Exide Electronics. As required by the rules governing government contract protests, work under the contract was automatically suspended. In January 1997, the Company was notified by the Air Force that the GAO had advised the Air Force that all claims in the protest had been denied. A motion seeking reconsideration of the denial of the protest of the contract award has been filed with the GAO by the competitor and is pending GAO review. However, this motion does not impact the Company's ability to begin performance under the ALC II Contract. The GAO may decide on the motion for reconsideration at any time. It is unknown whether further appeals will be made by the competitor who filed the protest. There have been no material purchases to date under the ALC II Contract. There can be no assurances that the ALC II Contract will remain in effect for any definite period or that the Air Force will place orders with the Company against such contract.

NOTE 7 - EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," in February 1997. The Company is required to adopt SFAS No. 128 for the year ended September 30, 1998. This statement establishes standards for computing and presenting earnings per share ("EPS") and makes such standards comparable to international EPS standards. The statement requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation. If the Company had been required to report EPS under SFAS No. 128, EPS for the quarters and six months ended March 31, 1997 and 1996 would not have been materially different than shown.

NOTE 8 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

                          EXIDE ELECTRONICS GROUP, INC.

NOTE 8 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED MARCH 31, 1997


                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(UNAUDITED; IN THOUSANDS)



Product revenues.......................  $   --      $105,467        $49,080        $(44,833)      $109,714
Service revenues.......................      --        21,312          7,812              --         29,124
                                         -------   ------------   -------------   ------------   ------------
          Total revenues...............      --       126,779         56,892         (44,833)       138,838
                                         -------   ------------   -------------   ------------   ------------
Product cost of revenues...............      --        83,640         39,388         (44,999)        78,029
Service cost of revenues...............      --        14,866          4,715              --         19,581
                                         -------   ------------   -------------   ------------   ------------
          Total cost of revenues.......      --        98,506         44,103         (44,999)        97,610
                                         -------   ------------   -------------   ------------   ------------
     Gross profit......................      --        28,273         12,789             166         41,228
Selling, general and administrative
  expense..............................     156        18,719         10,393              --         29,268
Research and development expense.......      --         3,500            444              --          3,944
                                         -------   ------------   -------------   ------------   ------------
          Income (loss) from
            operations.................    (156)        6,054          1,952             166          8,016
Interest expense.......................   6,312           234            528              --          7,074
Interest income........................     (51)          (29)           (27)             --           (107)
Other (income) expense.................      --         1,634         (1,756)             --           (122)
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before income taxes......  (6,417)        4,215          3,207             166          1,171
Provision for (benefit from) income
  taxes................................  (2,247)        2,175            664              --            592
Minority interests in net income of
  subsidiaries.........................      --            --             81              --             81
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before extraordinary
  item and equity in income of
  consolidated subsidiaries............  (4,170)        2,040          2,462             166            498
Extraordinary item ....................   2,376            --             --              --          2,376
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before equity in income
   of consolidated subsidiaries........  (6,546)        2,040          2,462             166         (1,878)
Equity in income of consolidated
   subsidiaries........................   4,668         2,462             --          (7,130)            --
                                         -------   ------------   -------------   ------------   ------------
Net income (loss)..................... $ (1,878)    $   4,502     $    2,462       $  (6,964)      $ (1,878)
                                         =======     =========     ==========       =========      =========


                          EXIDE ELECTRONICS GROUP, INC.

NOTE 8 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED MARCH 31, 1996



                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(UNAUDITED; IN THOUSANDS)



Product revenues.......................   $  --      $ 76,961        $ 21,936        $(25,078)      $ 73,819
Service revenues.......................      --        23,904           3,965              --         27,869
                                         -------   ------------   -------------   ------------   ------------
          Total revenues...............      --       100,865          25,901         (25,078)       101,688
                                         -------   ------------   -------------   ------------   ------------
Product cost of revenues...............      --        61,713          17,072         (25,206)        53,579
Service cost of revenues...............      --        16,996           2,427              --         19,423
                                         -------   ------------   -------------   ------------   ------------
          Total cost of revenues.......      --        78,709          19,499         (25,206)        73,002
                                         -------   ------------   -------------   ------------   ------------
     Gross profit......................      --        22,156           6,402             128         28,686
Selling, general and administrative
  expense..............................   1,923        14,585           4,517              --         21,025
Research and development expense.......      --         2,477             100              --          2,577
Acquisition and restructuring expense..      --         9,921           1,700              --         11,621
                                         -------   ------------   -------------   ------------   ------------
          Income (loss) from
            operations.................  (1,923)       (4,827)             85             128         (6,537)
Interest expense.......................   5,380         1,884             171              --          7,435
Interest income........................     (87)          (40)            (53)             --           (180)
Other (income) expense.................      --            93             (25)             --             68
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before income taxes......  (7,216)       (6,764)             (8)            128        (13,860)
Provision for (benefit from) income
  taxes................................  (2,526)       (2,416)             73              --         (4,869)
                                         -------   ------------   -------------   ------------   ------------
Loss before equity in loss
  of consolidated subsidiaries.........  (4,690)       (4,348)            (81)            128         (8,991)
Equity in loss of consolidated
  subsidiaries.........................  (4,301)          (81)             --           4,382             --
                                         -------   ------------   -------------   ------------   ------------
Net income (loss)..................... $ (8,991)    $  (4,429)       $    (81)        $ 4,510      $  (8,991)
                                        ========    ==========      ==========      ==========      =========

                          EXIDE ELECTRONICS GROUP, INC.

NOTE 8 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED MARCH 31, 1997



                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(UNAUDITED; IN THOUSANDS)



Product revenues.......................   $  --      $202,658        $ 84,751        $(78,283)      $209,126
Service revenues.......................      --        45,689          14,945              --         60,634
                                         -------   ------------   -------------   ------------   ------------
          Total revenues...............      --       248,347          99,696         (78,283)       269,760
                                         -------   ------------   -------------   ------------   ------------
Product cost of revenues...............      --       156,187          67,862         (77,480)       146,569
Service cost of revenues...............      --        30,903           9,454              --         40,357
                                         -------   ------------   -------------   ------------   ------------
          Total cost of revenues.......      --       187,090          77,316         (77,480)       186,926
                                         -------   ------------   -------------   ------------   ------------
     Gross profit......................      --        61,257          22,380            (803)        82,834
Selling, general and administrative
  expense..............................     318        38,616          19,265              --         58,199
Research and development expense.......      --         6,624             895              --          7,519
                                         -------   ------------   -------------   ------------   ------------
          Income (loss) from
            operations.................    (318)       16,017           2,220            (803)        17,116
Interest expense.......................  12,746           395             932              --         14,073
Interest income........................    (141)          (29)           (122)             --           (292)
Other (income) expense.................      --         2,344          (2,308)             --             36
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before income taxes...... (12,923)       13,307           3,718            (803)         3,299
Provision for (benefit from) income
  taxes................................  (4,525)        5,241             934              --          1,650
Minority interest in joint venture.....      --            --             192              --            192
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before extraordinary
  item and equity in income of
  consolidated subsidiaries............  (8,398)        8,066           2,592            (803)         1,457
Extraordinary item.....................   2,376            --              --              --          2,376
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before equity in income
  of consolidate subsidiaries.......... (10,774)        8,066           2,592            (803)          (919)
Equity in income of consolidated
  subsidiaries.........................   9,855         2,592              --         (12,447)            --
                                         -------   ------------   -------------   ------------   ------------

Net income (loss)..................... $   (919)    $  10,658       $   2,592        $(13,250)      $   (919)
                                        ========    ==========      ==========      ==========      =========

                          EXIDE ELECTRONICS GROUP, INC.

NOTE 8 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED MARCH 31, 1996



                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(UNAUDITED; IN THOUSANDS)



Product revenues.......................   $  --      $135,594        $ 37,380        $(41,496)      $131,478
Service revenues.......................      --        46,599           7,119            (205)        53,513
                                         -------   ------------   -------------   ------------   ------------
          Total revenues...............      --       182,193          44,499         (41,701)       184,991
                                         -------   ------------   -------------   ------------   ------------
Product cost of revenues...............      --       108,961          28,834         (41,708)        96,087
Service cost of revenues...............      --        33,613           4,595            (205)        38,003
                                         -------   ------------   -------------   ------------   ------------
          Total cost of revenues.......      --       142,574          33,429         (41,913)       134,090
                                         -------   ------------   -------------   ------------   ------------
     Gross profit......................      --        39,619          11,070             212         50,901
Selling, general and administrative
  expense..............................   2,044        28,755           7,683              --         38,482
Research and development expense.......      --         4,986             100              --          5,086
Acquisition and restructuring expense..      --         9,921           1,700              --         11,621
                                         -------   ------------   -------------   ------------   ------------
          Income (loss) from
            operations.................  (2,044)       (4,043)          1,587             212         (4,288)
Interest expense.......................   5,414         3,227             291              --          8,932
Interest income........................    (118)          (40)            (53)             --           (211)
Other (income) expense.................      --          (144)            329              --            185
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before income taxes......  (7,340)       (7,086)          1,020             212        (13,194)
Provision for (benefit from) income
  taxes................................  (2,570)       (2,368)            322              --         (4,616)
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before equity in income
  (loss) of consolidated subsidiaries..  (4,770)       (4,718)            698             212         (8,578)
Equity in income (loss) of consolidated
  subsidiaries.........................  (3,808)          698              --           3,110             --
                                         -------   ------------   -------------   ------------   ------------
Net income (loss)..................... $ (8,578)    $  (4,020)       $    698        $  3,322     $   (8,578)
                                        ========    ==========      ==========      ==========      =========

                          EXIDE ELECTRONICS GROUP, INC.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                MARCH 31, 1997



                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(UNAUDITED; IN THOUSANDS)

ASSETS
Current assets
  Cash and cash equivalents............  $    --     $    795        $ 2,065       $       --      $  2,860
  Accounts receivable..................       --       78,354         47,474               --       125,828
  Intercompany accounts receivable.....    7,501       70,956         16,512          (94,969)           --
  Inventories..........................       --       80,771         24,276           (1,958)      103,089
  Other current assets.................    8,619       12,405          2,228               --        23,252
                                         -------   ------------   -------------   ------------   ------------
          Total current assets.........   16,120      243,281         92,555          (96,927)      255,029
Property, plant, and equipment, net....       --       41,915          6,290               --        48,205
Goodwill...............................       --       89,141         63,321               --       152,462
Noncurrent intercompany receivables....   71,529      292,261             --         (363,790)           --
Investment in affiliates...............  279,944       96,091             --         (375,194)          841
Other assets...........................    5,396       16,847          9,301               --        31,544
                                         -------   ------------   -------------   ------------   ------------
                                        $372,989     $779,536       $171,467       $ (835,911)     $488,081
                                         =======    =========     ===========       =========     =========


LIABILITIES, REDEEMABLE PREFERRED STOCK AND COMMON SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt......................  $ 8,368     $     --        $ 8,436       $       --      $ 16,804
  Accounts payable.....................   31,527       35,776         13,500               --        80,803
  Intercompany accounts payable........       --       59,454         35,515          (94,969)           --
  Deferred revenues....................       --       20,082          3,162               --        23,244
  Other accrued liabilities............    1,748       13,611          8,120               --        23,479
                                         -------   ------------   -------------   ------------   ------------
          Total current liabilities....   41,643      128,923         68,733          (94,969)      144,330
Long-term debt.........................   96,667           --          1,386               --        98,053
Subordinated notes.....................  122,084           --             --               --       122,084
Noncurrent intercompany payables.......       --      363,790             --         (363,790)           --
Deferred liabilities...................      385        6,879          2,679               --         9,943
Minority interests.....................       --           --          1,461               --         1,461
Redeemable preferred stock.............   18,597           --             --               --        18,597
Common shareholders' equity............   93,613      279,944         97,208         (377,152)       93,613
                                         -------   ------------   -------------   ------------   ------------
                                        $372,989     $779,536       $171,467       $ (835,911)     $488,081
                                         =======    =========     ===========       =========     =========


                          EXIDE ELECTRONICS GROUP, INC.

NOTE 8 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

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
                                         =======    =========      ==========        =========     =========

                         EXIDE ELECTRONICS GROUP, INC.

NOTE 8 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                       SIX MONTHS ENDED MARCH 31, 1997



                                              PARENT
                                              COMPANY     GUARANTOR     NON-GUARANTOR
                                               ONLY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                             ---------   ------------   --------------   ------------   ------------
(UNAUDITED; IN THOUSANDS)

Cash flows from operating activities
  Net income (loss)......................... $   (919)      $10,658         $ 2,592        $(13,250)      $   (919)
  Adjustments to reconcile net income to
    cash provided by (used in) operating
    activities:
    Depreciation expense....................       --         3,990             909              --          4,899
    Amortization expense....................       --         3,632           2,208              --          5,840
    Write-off of debt issue costs,
      net of tax............................    2,376            --              --              --          2,376
    Equity in income of consolidated
      subsidiaries..........................   (9,855)       (2,592)             --          12,447             --
    (Increase) decrease in accounts
      receivable............................    4,638       (18,139)        (20,737)         36,959          2,721
    Increase in inventories.................       --        (8,251)         (4,955)          1,007        (12,199)
    (Increase) decrease in other current
      assets................................   (8,221)        5,680            (271)             --         (2,812)
    Increase in accounts payable............    4,277        29,096          13,444         (36,959)         9,858
    Increase (decrease) in other current
      liabilities...........................    1,749        (3,838)          2,103              --             14
    Other, net..............................       --           287             (47)             --            240
                                             ---------   ------------      --------       ----------   ------------
      Net cash provided by (used in)
         operating activities...............   (5,955)       20,523          (4,754)            204         10,018
                                             ---------   ------------      --------       ----------   ------------
Cash flows from investing activities
  Acquisitions of property, plant,
    and equipment...........................       --        (3,119)         (1,240)             --         (4,359)
  Acquisitions, net of cash received........       --          (219)             --              --           (219)
  Other, net................................   14,983       (15,628)          1,764            (204)           915
                                             ---------   ------------      --------       ----------   ------------
      Net cash provided by (used in)
         investing activities...............   14,983       (18,966)            524            (204)        (3,663)
                                             ---------   ------------      --------       ------------   ----------
Cash flows from financing activities
  Proceeds from bank credit facilities......   44,000            --           6,528              --         50,528
  Payments of bank credit facilities........  (54,500)           --          (6,002)             --        (60,502)
  Issuance of common stock..................      717            --              --              --            717
  Payments of notes receivable from
    shareholders............................      306            --              --              --            306
  Other, net................................      449        (2,986)            145              --         (2,392)
                                             ---------   ------------      --------       ----------   ------------
      Net cash provided by (used in)
         financing activities...............   (9,028)       (2,986)            671              --        (11,343)
                                             ---------   ------------      --------       ----------   ------------
Net decrease in cash and cash equivalents...       --        (1,429)         (3,559)             --         (4,988)
Cash and cash equivalents, beginning of
  period....................................       --         2,224           5,624              --          7,848
                                             ---------   ------------      --------       ----------   ------------
Cash and cash equivalents, end of period....  $    --      $    795         $ 2,065         $    --       $  2,860
                                             =========   ===========    ============       =========    ===========

                          EXIDE ELECTRONICS GROUP, INC.

NOTE 8 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                        SIX MONTHS ENDED MARCH 31, 1996

                                               PARENT
                                              COMPANY     GUARANTOR     NON-GUARANTOR
                                               ONLY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                             ---------   ------------   --------------   ------------   ------------
(UNAUDITED; IN THOUSANDS)

Cash flows from operating activities
  Net income (loss)........................  $ (8,578)     $ (4,020)       $    698        $  3,322      $   (8,578)
  Adjustments to reconcile net income to
    cash provided by (used in) operating
    activities:
    Depreciation expense...................        --         3,299             343              --           3,642
    Amortization expense...................        --         1,781             228              --           2,009
    Acquisition and restructuring provisions       --         8,866           1,700              --          10,566
    Equity in (income) loss of consolidated
      subsidiaries.........................     3,808          (698)             --          (3,110)             --
    (Increase) decrease in accounts
      receivable...........................       206        14,873          (8,516)         (3,128)          3,435
    Decrease in inventories................        --        (7,170)         (1,102)           (213)         (8,485)
    (Increase) decrease in other current
      assets...............................        13        (1,908)           (753)             --          (2,648)
    Increase (decrease) in accounts
      payable..............................     7,616       (15,411)          4,313           3,128            (354)
    Increase (decrease) in other current
      liabilities..........................       662        (2,258)          1,164               1            (431)
    Other, net.............................      (736)       (3,662)         (1,945)             --          (6,343)
                                             ---------   ------------   -------------    ------------   ------------
      Net cash provided by (used in)
         operating activities..............     2,991        (6,308)         (3,870)             --          (7,187)
                                             ---------   ------------   -------------    ------------   ------------
Cash flows from investing activities
  Acquisitions of property, plant, and
    equipment..............................        --        (6,883)           (503)             --          (7,386)
  Acquisitions, net of cash received.......  (162,976)           --              --              --        (162,976)
  Other, net...............................  (132,945)     (184,526)        (61,998)        378,943            (526)
                                             ---------   ------------   -------------    ------------   ------------
      Net cash used in investing
         activities........................  (295,921)     (191,409)        (62,501)        378,943        (170,888)
                                             ---------   ------------   -------------    ------------   ------------
Cash flows from financing activities
  Proceeds from bank credit facilities.....   140,000        57,878           2,710              --         200,588
  Payments of bank credit facilities.......    (4,000)     (127,108)         (1,848)             --        (132,956)
  Issuance of subordinated debt, net
    of fees................................   116,673            --              --              --         116,673
  Issuance of common stock warrants........     3,259            --              --              --           3,259
  Issuance of common stock.................       142            --              --              --             142
  Purchases of treasury stock..............    (6,926)           --              --              --          (6,926)
  Payments of notes receivable from
    shareholders...........................       215            --              --              --             215
  Other, net...............................    43,567       266,743          68,808        (378,943)            175
                                             ---------   ------------   -------------    ------------   ------------
      Net cash provided by financing
         activities........................   292,930       197,513          69,670        (378,943)        181,170
                                             ---------   ------------   -------------    ------------   ------------
Net increase (decrease) in cash and cash
  equivalents..............................        --          (204)          3,299              --           3,095
Cash and cash equivalents, beginning of
  period...................................        --           702           2,085              --           2,787
                                             ---------   ------------   -------------    ------------   ------------
Cash and cash equivalents, end of period...  $     --     $     498        $  5,384        $     --      $    5,882
                                             =========   ===========     ============    ============    ===========


                          Exide Electronics Group, Inc.
                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition

Overview

Exide Electronics (the "Company") provides Strategic Power Management(TM) solutions to a broad range of businesses and institutions worldwide. The Company's products are used for networking, financial, medical, industrial, telecommunications, military, and aerospace applications -- wherever continuous power is essential to daily operations. Several factors had a significant impact on the Company's results of operations during the first six months of fiscal 1997 compared to the first six months of fiscal 1996. These factors include the impact of an extraordinary non-cash charge to write off debt acquisition costs in the second quarter of 1997, the growth in revenues of small uninterruptible power supply ("UPS") products; the overall strong growth in international sales; the acquisition of Deltec Power Systems, Inc. ("Deltec") in March 1996 and the expensing of certain costs associated with the acquisition; the impact of certain restructuring charges recorded in the second quarter of fiscal 1996 to integrate recent acquisitions; and the effect of declining Federal government product and service revenues. The impact of certain of these and other factors on fiscal 1996 is discussed in more depth in "Management's Discussion and Analysis of Results of Operations and Financial Condition" presented in the Company's 1996 Annual Report to Shareholders.

The Company acquired Deltec from Fiskars Oy Ab in March 1996. Deltec designs, manufactures, markets, sells and services a broad line of UPS products and power management software worldwide through its principal operating subsidiaries, Deltec Electronics, which is headquartered and has a plant in San Diego, California and a plant in Tijuana, Mexico, and FPS Power Systems, Inc. ("FPS"), which is based and has a manufacturing facility in Espoo, Finland. Deltec's accounts and results of operations were included in the Company's financial statements from the closing date forward. During the quarter ended March 31, 1997, approximately 25% of the Company's total revenues resulted from the consolidation of Deltec, compared to 6% of total revenues in the same quarter of the prior fiscal year. The acquisition and its financing is discussed further in
Note 2 of notes to consolidated financial statements and in the "Liquidity and Financial Condition" section of Management's Discussion and Analysis of Results of Operations and Financial Condition contained in the Company's 1996 Annual Report to Shareholders.

The Company's product and service offerings and its marketing, manufacturing, and research and development functions have been organized into four business units: the Small Systems Group ("SSG") for all single phase products; the Large Systems Group ("LSG") for all three phase products; the Emerging Technologies Group ("ETG") for products in the CATV and broadband communications markets; and the Worldwide Services Group ("WSG") for all services provided by the Company. ETG results were included in SSG results for the three and six months ended March 31, 1997 and 1996. As of April 1, 1997, the Company realigned its internal business unit structure. This change is not expected to result in material differences in reported results in future periods.

Results of Operations

The following table presents, for the periods shown, revenues; gross profit; selling, general and administrative expense; research and development expense; income (loss) from operations; income (loss) before extraordinary item and net loss in millions of dollars, and certain income statement captions as a percentage of related revenues or total revenues.

                                                       ------------------------------------------------------
                                                         Three Months Ended             Six Months Ended
                                                              March 31,                     March 31,
                                                       ------------------------------------------------------
                                                         1997           1996           1997          1996
                                                       ------------------------------------------------------
Revenues
   Small Systems Products(1)                             $72.3         $39.2          $138.2         $69.7
   Large Systems Products(1)                              37.4          34.6            70.9          61.8
                                                       ------------------------------------------------------
     Total Products                                      109.7          73.8           209.1         131.5
  Worldwide Services Group                                29.1          27.9            60.6          53.5
                                                       ------------------------------------------------------
      Total Revenues                                     138.8         101.7           269.7         185.0
                                                       ------------------------------------------------------

Gross Profit
   Products                                               31.7          20.2            62.5          35.4
   Services                                                9.5           8.5            20.3          15.5
                                                       ------------------------------------------------------
      Total Gross Profit                                  41.2          28.7            82.8          50.9
                                                       ------------------------------------------------------

Selling, general and administrative expense               29.3          21.0            58.2          38.5
Research and development expense                           3.9           2.6             7.5           5.1
Acquisition and restructuring expense                        -          11.6               -          11.6
                                                       ------------------------------------------------------
      Income (loss) from operations                        8.0          (6.5)           17.1          (4.3)

Interest/other                                             6.8           7.3            13.8           8.9
Provision (benefit) for income taxes                        .6          (4.9)            1.7          (4.6)
Minority interests in net income of subsidiaries            .1             -              .2             -
                                                       ------------------------------------------------------
Income (loss) before extraordinary item                     .5          (9.0)            1.5          (8.6)

Extraordinary item                                         2.4             -             2.4             -
                                                       ------------------------------------------------------
Net Loss                                                 $(1.9)        $(9.0)           $(.9)        $(8.6)
                                                       ------------------------------------------------------

Revenue Growth:
   Small Systems Products(1)                              84.5%                         98.4%
   Large Systems Products(1)                               8.1                          14.7
                                                       ---------------------------------------------------
     Total Products                                       48.6                          59.1
  Worldwide Services Group                                 4.5                          13.3
                                                       ---------------------------------------------------
      Total Revenues                                      36.5%                         45.8%
                                                       ---------------------------------------------------

------------------
(1) Certain Powerware Plus product lines were reclassified from SSG to LSG during fiscal 1996. All periods have been restated.

                                                     --------------------------------------------------------
                                                         Three Months Ended             Six Months Ended
                                                              March 31,                     March 31,
                                                     --------------------------------------------------------
                                                         1997           1996           1997          1996
                                                     --------------------------------------------------------
Margin Data (as a percent of revenues):
Gross Profit
   Products                                               28.9          27.4            29.9          26.9
   Services                                               32.8          30.3            33.4          29.0
                                                       ------------------------------------------------------
      Total Gross Profit                                  29.7          28.2            30.7          27.5
                                                       ------------------------------------------------------

Selling, general and administrative expense               21.1          20.7            21.6          20.8
Research and development expense                           2.8           2.5             2.8           2.7
Acquisition and restructuring expense                        -          11.4               -           6.3
                                                       ------------------------------------------------------
      Income (loss) from operations                        5.8         (6.4)             6.3          (2.3)
                                                       ------------------------------------------------------


Three months ended March 31, 1997 versus March 31, 1996

Total revenues increased by 37% to $138.8 million in the second quarter of fiscal 1997 from $101.7 million in the second quarter of fiscal 1996, due to a 49% increase in product sales and a 5% increase in service revenues.

SSG revenues for the quarter ended March 31, 1997 increased by $33.1 million or 85% over the same period of the prior year. Over $25 million of this increase was due to revenues generated by the acquisition of Deltec. Revenues increased over 80% in both domestic and international channels after inclusion of Deltec revenues. SSG revenues in the Company's historical channels increased by 33%, primarily due to continued strong sales growth in the Prestige product family and in ETG products for the CATV and broadband communications markets, and significantly higher sales of new line-interactive NetUPS products. The increase in the Company's historical channels was driven primarily by increased sales internationally, which were over 45% higher than in the same period last year. International revenues were especially strong in Latin America and in Europe, the former aided by the operation of the Company's new subsidiary in Brazil. Higher revenues were generally due to a higher number of units sold, as opposed to increased unit prices.

LSG revenues for the second quarter of fiscal 1997 increased $2.8 million or 8% over the same period of the prior year, with growth of 11% in commercial segments offset by a scheduled decline in sales under the Company's program with the Federal Aviation Administration (the "FAA Program"). Commercial sales growth in LSG products occurred primarily in international channels, which benefited from the acquisition of Deltec in March 1996. LSG revenues related to the acquisition of Deltec (including FPS) were $4.1 million for the three months ended March 31, 1997. Product revenues under the FAA Program have been declining because the Company has completed the shipment of most of the systems and related ancillary products to the various FAA sites. Overall, the total number of units shipped increased while the average selling price decreased, reflecting higher unit sales of lower kVA products. This trend is consistent with the Company's focus on commercial markets, and the growth in the mid-range market segment.

WSG revenues for the second quarter of fiscal 1997 increased by $1.2 million or 5% over the same period of the prior fiscal year. WSG's U.S. commercial revenues grew 16% and international commercial revenues increased 71%, primarily due to consolidation of Deltec results. WSG revenues related to the acquisition of Deltec were $4.8 million for the three months ended March 31, 1997, compared to $1.1 million in the corresponding period last year. This growth was offset by a decline of 48% in Federal service revenues over the prior year, mainly attributable to the effect of declining FAA site service revenues. At March 31, 1997, the Company was installing systems at two FAA sites versus eight FAA sites in the prior year. Delivery on the remainder of the FAA orders is currently scheduled through fiscal 1997. Although Federal service revenues are expected to decline approximately 50-60% in fiscal 1997 from $35.1 million in fiscal 1996, the Company expects the impact to be substantially offset by growth in commercial segments. WSG revenue increases were primarily a result of a greater amount of services provided rather than an increase in the price of the services.

Gross Profit

Gross profit in the second quarter of fiscal 1997 increased by $12.5 million over the second quarter of fiscal 1996 to $41.2 million. Gross profit as a percentage of total revenues increased to 29.7% in the second quarter of fiscal 1997 from 28.2% in the same period of fiscal 1996. Product gross profit margins rose to 28.9% in the second quarter of fiscal 1997 from 27.4% in the same period of fiscal 1996, and service margins rose to 32.8% from 30.3% during that same period.

Product gross profit margins rose as a result of improved product sales mix, cost reductions, and new product introductions. Product margins were adversely affected in the second quarter of fiscal 1997 by new product start-up costs and manufacturing inefficiencies caused by a significant increase in production capability in the Company's low-cost Mexican facility. The Company expects product margins to benefit from improvements and higher production volumes at this facility in the last half of the fiscal year. Service gross profit margins improved primarily due to a higher mix of commercial revenues and operating improvements.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $8.2 million to $29.3 million in the second quarter of fiscal 1997 (21.1% percent of revenues) from $21.0 million in the same period of fiscal 1996 (20.7% of revenues). This increase was primarily attributable to incremental costs related to the operations of Deltec, coupled with the amortization of intangible assets recorded in the Deltec acquisition. Excluding these incremental expenses, SG&A expense increased approximately $3 million, due to expanding operations in Europe, and expenses of the Company's new subsidiaries in Brazil and India. SG&A expenses are expected to remain at approximately 21-22% of revenues for fiscal 1997.

Research and Development Expense

Research and development expense increased $1.4 million to $3.9 million in the second quarter of fiscal 1997 compared to the same period of fiscal 1996. As a percentage of revenues, research and development expense increased to 2.8% in fiscal 1997 from 2.5% in fiscal 1996, due to the introduction of nearly 30 new models of standalone and rackmount UPS products in the current quarter, and incremental costs of $1.1 million for the consolidation of Deltec's operations.

Acquisition and Restructuring Expense

In March 1996, the Company completed its acquisition of Deltec. In connection with the acquisition, the Company recorded in the quarter ended March 31, 1996 approximately $11.6 million of non-recurring expenses, including a $5.0 million charge for purchased in-process research and development and $6.6 million for restructuring and other costs primarily related to the acquisition. Restructuring costs consisted primarily of reserves for severance and asset valuations.

Income (loss) from Operations

Income from operations increased $14.5 million to $8.0 million for the second quarter of fiscal 1997 from an operating loss of $6.5 million in the same period of fiscal 1996. The fiscal 1996 quarter included, as described above, certain one-time acquisition and restructuring expense. Excluding such one-time charges, operating income was up 58%, primarily due to improved gross margins and higher revenue volumes. As a percentage of revenues, income from operations (excluding the one-time charges in fiscal 1996) increased to 5.8% in the second quarter of fiscal 1997 from 5.0% in the same period of fiscal 1996.

Interest Expense

Interest expense decreased to $7.1 million in the second quarter of fiscal 1997 from $7.4 million in the same period of fiscal 1996, which included a one-time non-recurring charge of $4.4 million for fees and interest related to the Deltec acquisition. During the quarter ended March 31, 1997, the Company incurred approximately $5.3 million in interest expense related to increased borrowings used to finance the acquisition of Deltec, including interest at 11.5% per annum on $125 million of senior subordinated notes.

Provision (Benefit) for Income Taxes

The provision for second quarter fiscal 1997 income taxes reflects a consolidated effective tax provision of approximately 50% as compared to a benefit of approximately 35% for the same period of fiscal 1996. The fiscal 1996 benefit is due to the significant loss generated during the quarter. The Company anticipates that its effective tax rate for fiscal year 1997 will be 47% to 52%, which is impacted by permanent differences, including goodwill amortization related to the acquisition of Deltec.

Income (loss) before Extraordinary Item

Income before extraordinary item for the second quarter of fiscal 1997 was $.5 million, or $0.02 per fully diluted share, as compared to a net loss of $9.0 million, or $0.97 per fully diluted share, for the same period of fiscal 1996. Excluding the non-recurring items in fiscal 1996 discussed above under "Acquisition and Restructuring Expense" and "Interest Expense" and $0.5 million of purchase accounting adjustments, pro forma income before extraordinary item decreased 70% to $.5 million for the current quarter, compared to $1.7 million in the same quarter of fiscal 1996, due primarily to a full quarter of acquisition-related interest expense (see "Interest Expense") and amortization of intangible assets as compared to a partial quarter of expense in the prior year.

Extraordinary Item

During the second quarter of fiscal 1997, the Company recorded a one-time non-cash charge of $2.4 million, net of tax, or $0.24 per fully diluted share, for the write-off of debt acquisition costs related to the substantial modification of the Company's domestic credit facility. See "Liquidity and Financial Condition."

Six months ended March 31, 1997 versus March 31, 1996

Total revenues increased by 46% to $269.8 million in the six months ended March 31, 1997 from $185.0 million in the six months ended March 31, 1996, due to a 59% increase in product sales and a 13% increase in service revenues.

SSG revenues for the six months ended March 31, 1997 increased by $68.6 million or 98% over the same period of the prior year. Approximately $53.1 million was due to revenues generated by the acquisition of Deltec. Excluding revenues from this acquisition, revenues grew by 30%, primarily due to growth of 38% in international channels and growth in ETG products. Including the revenues of Deltec, both U.S. and international revenues increased over 90%, with sales abroad accounting for over 50% of total SSG revenues. Sales of the Prestige product family increased approximately 30% for the first six months of fiscal 1997 compared to the same period in fiscal 1996. Sales of the Company's new line-interactive products accounted for over 20% of SSG's revenues in the first half of fiscal 1997. Increased revenues were generally due to higher unit sales as opposed to increased unit prices.

LSG revenues for the six months ended March 31, 1997 increased $9.1 million or 15% over the same period of fiscal 1996, due primarily to growth exceeding 50% in international channels, offset by declines in sales under the FAA Program. International revenues benefitted from the acquisition of Deltec (including
FPS), which added $6.8 million in incremental revenues for the six months ended March 31, 1997. Product revenues under the FAA Program have been declining because the Company has completed the shipment of most of the systems and related ancillary products to the various FAA sites.

WSG revenues for the first six months of fiscal 1997 increased by $7.1 million or 13% over the same period of fiscal 1996. WSG's commercial domestic revenues grew by about 25.3% due to increased battery service and UPS module upgrade sales, coupled with incremental service revenues from the Deltec acquisition of $4.9 million. International service sales increased 86%, due to higher sales in Europe, including incremental revenues generated by Deltec (including FPS) of $4.5 million. As expected, Federal service revenues decreased over the prior year by approximately 37%, mainly attributable to the decline in FAA site service revenues.

Gross Profit

Gross profit increased by $31.9 million in the first six months of fiscal 1997 over the same period of fiscal 1996 to $82.8 million. Gross profit as a percentage of total revenues increased to 30.7% for the first six months of fiscal 1997 from 27.5% in the same period of fiscal 1996. Product gross profit margins rose to 29.9% in the first six months of fiscal 1997 from 26.9% in the same period of fiscal 1996, while service margins increased to 33.4% from 29.0% during that same period. Product gross profit margins rose due to new products, reduced costs and better product mix. Service margins increased primarily due to a higher mix of commercial service revenues and operating improvements.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $19.7 million to $58.2 million in the first six months of fiscal 1997 (21.6% of revenues) from $38.5 million in the same period of fiscal 1996 (20.8% of revenues). Selling, general and administrative expenses increased due to incremental costs related to the consolidation of Deltec, the amortization of intangible assets generated by recent acquisitions, expanding operations in Europe, and the operations of the Company's new subsidiaries in Brazil and India.

Research and Development Expense

Research and development expense increased $2.4 million in the first half of fiscal 1997 compared to the same period of fiscal 1996, to $7.5 million (2.8% of revenue) from $5.1 million (2.7% of revenue). Increased research and development expenses were primarily due to incremental costs for the consolidation of Deltec and the cost of introducing nearly 30 new products in the second quarter of fiscal 1997.

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

Income (loss) from Operations

Income (loss) from operations increased $21.4 million to $17.1 million for the first half of fiscal 1997 from an operating loss of $4.3 million in the same period of fiscal 1996. The fiscal 1996 period included, as described above, certain one-time acquisition and restructuring expense. Excluding such one-time charges, operating income was up over 130%, primarily due to improved gross margins and higher revenue volumes. As a percentage of revenues, income from operations (excluding the one-time charges in fiscal 1996) increased to 6.3% in the second quarter of fiscal 1997 from 4.0% in the same period of fiscal 1996.

Interest Expense

Interest expense increased to $14.1 million in the first six months of fiscal 1997 from $8.9 million in the same period of fiscal 1996, which included a one-time non-recurring charge of $4.4 million for fees and interest related to the Deltec acquisition. The Company incurred approximately $10.7 million in interest expense during the first half of fiscal 1997 related to increased borrowings used to finance the acquisition of Deltec, including interest at 11.5% per annum on $125 million of senior subordinated notes, versus $1.1 million in the corresponding period of fiscal 1996.

Provision for Income Taxes

The provision for income taxes for the first six months of fiscal 1997 reflects a consolidated effective tax provision of approximately 50% as compared to a benefit of approximately 35% for the same period of fiscal 1996. The Company anticipates that its effective tax rate for fiscal year 1997 will be 47% to 52%, which is impacted by permanent differences including goodwill related to the acquisition of Deltec.

Income (loss) before Extraordinary Item

Income (loss) before extraordinary item for the first half of fiscal 1997 was $1.5 million, or $0.08 per fully diluted share, as compared to a net loss of $8.6 million, or $0.93 per fully diluted share, for the same period of fiscal 1996. Excluding the 1996 non-recurring charges discussed above under "Acquisition and Restructuring Expense" and "Interest Expense" and $0.5 million of purchase accounting adjustments, income before extraordinary item for the first half of fiscal 1997 would have been $1.5 million or $0.08 per fully diluted share, compared to $2.1 million or $0.21 per fully diluted share in the prior year comparable period. This decrease of $.6 million was due primarily to a full six months of acquisition-related interest expense and amortization of intangible assets, offset by higher gross margins.

Quarterly Operating Results

The Company's quarterly operating results have fluctuated significantly. Quarterly results depend upon the timing of product shipments and major systems implementation services, which can be influenced by a number of factors. Some of these factors are beyond the Company's control. The fourth quarter typically has produced the largest portion of the Company's revenues and income. The Company believes that the fourth quarter results reflect increased shipments resulting from management incentives that are tied to annual sales performance, and increased sales prompted by weather-related power disturbances during the spring and summer months. The first quarter has typically produced the smallest portion of the Company's revenues and income, so that there has been a historical reduction in the Company's first quarter results as compared to the previous fiscal year's fourth quarter. During fiscal years 1996, 1995 and 1994, revenues generally increased for each successive quarter during the fiscal year, but revenues for the first quarter were lower than revenues for the fourth quarter of the preceding year.

Selling, general and administrative, and research and development expenditures are incurred to support projected annual sales. These expenses do not necessarily vary proportionately with revenues on a quarterly basis. As a result, variations in quarterly revenues may not be accompanied by an equivalent change in expenses; therefore, operating margins can vary significantly between quarters.

Liquidity and Financial Condition

At March 31, 1997, the Company had $110.7 million of working capital, as compared to $115.9 million at September 30, 1996 and $135.5 million at March 31, 1996. The decrease of approximately $24.8 million in working capital from March 31, 1996 was primarily the result of a decrease in inventory balances, and increased short-term debt and accounts payable balances. Increased short-term debt reflects the current maturity of the Company's term loan, and higher borrowings to finance expanding operations globally. Working capital has been used to pay down the Company's senior debt, which decreased $30 million since March 31, 1996. The decrease of $5.2 million in working capital from September 30, 1996 was primarily the result of lower accounts receivable and higher current liabilities balances, offset by higher inventory. Inventory levels are generally lowest at September 30 due to high fourth quarter shipments. Cash provided by operations was $4.3 million in the second quarter of fiscal 1997, as compared to cash used in operations of $7.2 million in the second quarter of fiscal 1996. The increase of $11.5 million was due to the significantly higher net loss in fiscal 1996 caused by the acquisition and merger expenses incurred in the second quarter of that year.

During the first six months of fiscal 1997, the Company invested approximately $4.4 million in capital expenditures, as compared to approximately $7.4 million in the same period of fiscal 1996. Capital expenditures for fiscal 1997 are expected to approximate $12 to $14 million. Capital expenditures were higher in fiscal 1996 as the Company consolidated its headquarters and integrated the facilities of previously acquired companies.

In March 1997, the Company entered into a binding agreement to amend and restate its domestic bank credit facilities with $170 million of senior secured bank credit facilities (the "Amended and Restated Credit Facility") comprised of a $125 million revolving credit facility and a $45 million term loan. Borrowings under the revolving credit facility are limited to specified amounts of eligible accounts receivable and inventories. Outstanding borrowings are secured by substantially all the inventories and accounts receivable of the Company, and the pledge of all of the capital stock of all of the Company's material domestic subsidiaries and 66% of the capital stock of certain of its foreign subsidiaries. Amounts outstanding under the Amended and Restated Credit Facility, which was effective April 9, 1997, currently bear interest at LIBOR plus 150 basis points, or the bank's base rate plus 50 basis points, as defined. The 30-day LIBOR rate on March 31, 1997 was 5.6875%. The average unutilized daily commitment incurs a commitment fee of .375% per annum, and letters of credit bear a fee of 1.50% per annum. Interest rates on borrowings under the Amended and Restated Credit Facility may vary according to the Company's leverage ratio, as defined. At March 31, 1997, the Company had borrowings of $105.0 million outstanding under the Amended and Restated Credit Facility, and a remaining borrowing capacity of approximately $11.0 million.

The amendment and restatement of the credit agreement described above constituted a substantial modification in the terms of the agreement and has been treated as an early extinguishment of debt. Accordingly, in March 1997 the Company wrote off approximately $3.7 million ($2.4 million after tax) of unamortized debt acquisition costs related to the original credit facility as an extraordinary item.

Both the term and revolving credit facility portions of the Amended and Restated Credit Facility require at least quarterly payments of accrued and unpaid interest. The term loan has scheduled quarterly principal payments. The Company is permitted to prepay the principal amount of the Amended and Restated Credit Facility without penalty at any time. Any principal amount of the term loan and any amounts due under the revolving credit facility that remain unpaid on the maturity date, April 9, 2002, are required to be repaid in full on that date.

In the event the Company (i) sells certain assets, (ii) incurs certain additional debt, (iii) issues any equity securities, or (iv) receives certain casualty insurance proceeds, the Company may be obligated to first repay the term loan and second permanently reduce commitments under the revolving credit facility in addition to the scheduled term loan payments.

The Company is subject to certain financial covenants, as defined in the Amended and Restated Credit Facility, including maintaining specified fixed charge coverage and leverage ratios and minimum net worth. The Company and its lending group modified certain covenants in the Amended and Restated Credit Facility. The Company was in compliance with all applicable financial covenants as of March 31, 1997.

Under the terms of the Amended and Restated Credit Facility, the Company is required to cap a portion of its interest rate risk. In April 1996, the Company entered into several two-year interest rate cap agreements for a combined notional principal amount of $65 million, which capped the Company's floating rate LIBOR index to a weighted average rate of 6.5%. Premiums paid for the interest rate cap agreements have been capitalized and are amortized as interest expense over the terms of the caps. Unamortized premiums are included with other assets in the accompanying consolidated balance sheet. There are no amounts receivable under the cap agreements at March 31, 1997. In the future, such receivable amounts, if any, will be accrued as a reduction of interest expense.

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

The Amended and Restated Credit Facility and the Notes contain restrictive covenants which, among other things, limit the Company's ability to incur additional debt, pay dividends, consummate certain acquisitions, make certain asset sales, and incur certain liens.

The Company expects to finance its capital requirements in the future through existing cash balances, cash generated from operations, and borrowings under its credit facilities. Based on the current level of operations and anticipated growth, management believes that cash flow from operations, together with available borrowings under its credit facilities and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its indebtedness. The Company believes that its cash flow from operations and its bank facilities will be adequate to meet its short-term requirements for working capital and capital expenditures, however no assurances can be given that the Company's business will generate sufficient cash flow from operations or that future working capital borrowings will be available in an amount sufficient to enable the Company to service its indebtedness, or make necessary capital expenditures.

Disclosure Regarding Forward-Looking Statements

The disclosures included in this Form 10-Q, including documents incorporated by reference herein and therein, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are identified by words such as "expect," "anticipate," "should" and words of similar import. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Form 10-Q and other matters detailed from time-to-time in the Company's Securities and Exchange Commission filings, including the Company's Forms 10-Q and 10-K.

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

Contingencies

Government Contract Matters

Sales to the Federal government accounted for approximately 7% and 16% of total revenues for the six months ended March 31, 1997 and 1996, respectively, and approximately 13% and 27% of total revenues for fiscal years 1996 and 1995, respectively. The Company's contracts with the Federal government have no significant minimum purchase commitments, and the government may cease purchases under these contracts at any time for any reason. These contracts are subject to termination at the convenience of the government pursuant to the terms of the contracts. The Company's compliance with government contract regulations is audited or reviewed from time to time by government auditors, who have the right to audit the Company's records and the records of its subcontractors during and after completion of contract performance, and may recommend that certain charges be treated as unallowable and reimbursement be made to the government. The Company provides for estimated unallowable charges and voluntary refunds in its financial statements, and believes that such provisions are adequate as of March 31, 1997.

Foreign Currency Exposures

International sales accounted for approximately 43% and 35% of total revenues for the six months ended March 31, 1997 and 1996, respectively, and approximately 37% and 31% of total revenues for fiscal years 1996 and 1995, respectively. A significant portion of the Company's international sales are denominated in foreign currencies. Fluctuations in foreign currency exchange rates adversely impacted the Company's revenues by approximately 3% for the six months ended March 31, 1997. As of March 31, 1997, approximately 35% of the Company's total assets were located outside the United States, primarily in Canada and Europe. Fluctuations in the recorded value of the Company's net investment in its international subsidiaries resulting from changes in foreign exchange rates are recorded in the cumulative translation adjustments component of common shareholders' equity. The Company hedges these risks using a combination of natural hedges such as foreign currency denominated borrowings and, from time to time, foreign currency financial instruments. European, Canadian, and Japanese currencies have been especially volatile over the last two years. As of March 31, 1997, the Company had accounts receivable and accounts payable totaling approximately $8.6 million that were exposed to fluctuations in exchange rates. These balances are principally spread among various European currencies, but are mostly denominated in French francs.

During the second quarter of fiscal 1997, the Company had foreign exchange transaction gains of approximately $0.1 million, and the change in the cumulative translation adjustments account decreased the recorded value of common shareholders' equity by $2.0 million from December 31, 1996 to March 31, 1997.

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

                           PART II - OTHER INFORMATION

                                 MARCH 31, 1997

ITEM 1.  Legal Proceedings

On August 21, 1995, a case entitled National Broadcasting Company, Inc. and CNBC, Inc. vs. International Power Machines/Lortec Systems Inc. et al, was filed against International Power Machines ("IPM"), a subsidiary of the Company, in the Supreme Court of New York, New York County. The plaintiffs allege that IPM negligently manufactured and installed a UPS product that caused them property and compensatory damages when the equipment malfunctioned during the installation of the product by third-party contractors. The plaintiffs have filed seven causes of action, each of which seeks damages in the amount of $1.1 million. Three of those causes of action also seek $3 million in punitive damages. Claims of this nature are generally covered by the Company's insurance and its insurer has accepted general defense of the matter. The insurer has notified the Company that while claims based on IPM's negligent manufacture or design are covered by the insurance policy, damages, if any, caused by IPM's intentional or careless decision to install a known defective and dangerous product would be subject to certain exclusions under the policy. While discovery is in progress, the Company believes at this time, based on the advice of its defense counsel, that no evidence has yet been presented that supports any allegation of intentional or careless conduct. IPM also believes that it has meritorious defenses and counter-claims against the third-party co-defendants, whom the Company alleges defectively installed the UPS product. The Company believes that the final outcome of this matter will not have a material adverse effect on the business or the financial statements of the Company and its subsidiaries taken as a whole.

The Company is involved in various litigation proceedings incidental to its business. The defense of most of these matters is handled by the Company's insurance carriers. The Company believes that the outcome of such other pending litigation in the aggregate will not have a material adverse effect on its financial statements.


ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on February 23, 1997, the Company's shareholders voted as follows:

A. The following directors were elected to three year terms expiring in 2000:

     Mr. James A. Risher- 8,968,261 votes for, 186,169 votes abstained Mr. Ron E. Doggett - 8,991,362 votes for, 163,068 votes abstained Mr. Ralf R. Boer - 8,991,362 votes for, 163,068 votes abstained

     The recent appointment by the Board of Directors of Stig Stendahl as Director was ratified with 8,997,748 votes for, 60,729 votes abstained.

     All other directors continued in office.

B. The firm of Arthur Andersen LLP was approved as independent public accountants for the fiscal year ending September 30, 1997, with 9,143,229 votes for, 3,440 votes against, and 7,761 votes abstained.

There were no other matters to be voted upon.

ITEM 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

      Exhibit
      Number   Description

        10 Amended and Restated Credit Agreement, dated April 9, 1997, among Exide Electronics Group, Inc., Morgan Guaranty Trust Company as agent and the lending group.

        11     Statement of Computation of Per Share Earnings.

        27     Financial Data Schedule.


    (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1997.

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



Date:  May 14, 1997     By:  /s/Marty R. Kittrell

                                  Marty R. Kittrell
                                  Vice President and
                                  Chief Financial Officer

                          EXIDE ELECTRONICS GROUP, INC.

                            EXHIBIT INDEX - FORM 10-Q

                                  MARCH 31, 1997
      Exhibit
      Number   Description

        10 Amended and Restated Credit Agreement, dated April 9, 1997, among Exide Electronics Group, Inc., Morgan Guaranty Trust Company as agent and the lending group.

        11     Statement of Computation of Per Share Earnings.

        27     Financial Data Schedule.