Form 10-Q
period 1997-06-30
EXIDE ELECTRONICS GROUP INC
filed 1997-08-14
CIK 772372

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1997           Commission File No. 0-18106


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

      Yes [  x  ]                                     No [     ]


As of August 12, 1997, 10,324,619 shares of the Registrant's $0.01 par value common stock were outstanding.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

                                                         Three Months Ended         Nine Months Ended
                                                              June 30,                   June 30,
                                                        --------------------       --------------------
                                                          1997         1996          1997         1996
                                                          ----         ----          ----         ----
Revenues
   Products                                           $ 119,184    $  97,080      $ 328,310    $ 228,558
   Services                                              28,574       33,374         89,208       86,887
                                                         ------       ------         ------      -------
     Total revenues                                     147,758      130,454        417,518      315,445
                                                         ------       ------         ------      -------
Cost of revenues
   Products                                              84,179       69,517        230,748      165,604
   Services                                              19,107       21,191         59,464       59,194
                                                         ------       ------         ------      -------
     Total cost of revenues                             103,286       90,708        290,212      224,798
                                                         ------       ------         ------      -------
   Gross profit                                          44,472       39,746        127,306       90,647

Selling, general and administrative expense              31,299       29,716         89,498       68,198
Research and development expense                          3,067        3,895         10,586        8,981
Acquisition and restructuring expense                        --        3,000             --       14,621
                                                          -----        -----         ------      -------
   Income (loss) from operations                         10,106        3,135         27,222       (1,153)

Interest expense                                          6,583        7,129         20,656       16,061
Interest income                                             (77)        (134)          (369)        (345)
Other (income) expense                                       92         (105)           128           80
                                                           ----         ----          -----        -----
   Income (loss) before income taxes                      3,508       (3,755)         6,807      (16,949)

Provision (benefit) for income taxes                      1,688       (1,062)         3,338       (5,678)
Minority interests in net income (loss) of subsidiaries     (65)         285            127          285
                                                          -----        -----         ------       ------
   Income (loss) before extraordinary item                1,885       (2,978)         3,342      (11,556)

Extraordinary item                                           --           --          2,376           --
                                                          -----        -----         ------       ------
Net income (loss)                                     $   1,885     $ (2,978)     $     966    $ (11,556)
Preferred stock dividends and accretion                     342          342          1,026          409
                                                           ----         ----           ----         ----
Net income (loss) applicable to common shareholders   $   1,543     $ (3,320)     $     (60)    $(11,965)
                                                      =========    =========      ==========    =========
Per Share Amounts
Primary
   Net income (loss) before extraordinary item        $    0.15    $   (0.33)     $    0.23     $  (1.26)
   Extraordinary item                                        --           --          (0.24)          --
                                                          -----        -----          -----        -----
   Net income (loss)                                  $    0.15    $   (0.33)     $   (0.01)    $  (1.26)
                                                      ==========    =========     ==========    =========
   Weighted average number of common and equivalent
      shares outstanding                                 10,092        9,978         10,085        9,461
                                                         ======        =====        =======        =====
Fully diluted
   Net income (loss) before extraordinary item        $    0.15    $   (0.33)     $    0.23     $  (1.26)
   Extraordinary item                                        --           --          (0.24)          --
                                                          -----        -----          -----        -----
   Net income (loss)                                  $    0.15    $   (0.33)     $   (0.01)    $  (1.26)
                                                      ==========   ==========     ==========    =========
   Weighted average number of common and equivalent
      shares outstanding                                 10,095        9,980         10,107        9,461
                                                         ======        =====         ======        =====

The accompanying notes are an integral part of these financial statements.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED BALANCE SHEET
(unaudited; dollars in thousands)


                                                      June 30,    September 30,   June 30,
                                                        1997          1996          1996
                                                        ----          ----          ----
Assets
Current assets
   Cash and cash equivalents                         $   2,775    $   7,848     $   9,727
   Accounts receivable                                 137,613      129,423       127,363
   Inventories                                         105,073       90,069        96,522
   Other current assets                                 25,253       20,409        19,873
                                                        ------       ------        ------
      Total current assets                             270,714      247,749       253,485
                                                       -------      -------       -------
Property, plant, and equipment
   Land, buildings, and leasehold improvements          17,728       17,539        13,434
   Machinery and equipment                              76,618       75,768        78,098
                                                        ------       ------        ------
                                                        94,346       93,307        91,532
   Accumulated depreciation                             44,874       44,386        41,946
                                                        ------       ------        ------
                                                        49,472       48,921        49,586
Goodwill                                               151,109      154,373       157,287
Other intangible assets                                 21,098       28,665        27,637
Other assets                                            14,048        9,766        14,146
                                                        ------       ------        ------
                                                     $ 506,441    $ 489,474     $ 502,141
                                                     =========    =========     =========

Liabilities, Redeemable Preferred Stock, & Common Shareholders' Equity

Current liabilities
   Short-term debt                                   $  12,024    $  14,568     $  12,047
   Accounts payable                                     82,930       71,046        65,432
   Deferred revenues                                    29,460       21,913        22,996
   Other accrued liabilities                            28,018       24,355        31,501
                                                        ------       ------        ------
      Total current liabilities                        152,432      131,882       131,976
                                                        ------       ------        ------
Long-term debt                                          98,513      110,347       128,343
                                                        ------       ------        ------
Subordinated notes                                     122,165      121,920       121,838
                                                        ------       ------        ------
Deferred liabilities                                    19,324        9,912         6,454
                                                         -----        -----         -----
Minority interests                                       1,396          762             -
                                                        ------       ------        ------
Redeemable preferred stock                              18,739       18,312        18,170
                                                         -----        -----         -----
Common shareholders' equity
   Common stock, $0.01 par value, 30,000,000
    shares authorized; shares issued - 10,373,255
    at June 30, 1997, 10,370,505 at September 30,
    1996, and 10,367,255 at June 30, 1996                  104          104           104
   Additional paid-in capital                           86,892       87,491        87,406
   Retained earnings                                    21,311       21,372        20,762
   Cumulative translation adjustments                   (4,161)        (975)       (1,330)
                                                        ------       ------        ------
                                                       104,146      107,992       106,942
   Less:  Notes receivable from shareholders            (5,175)      (5,304)       (5,233)
          Treasury stock, 322,462 shares at June
           30, 1997, and 386,668 shares at September
           30, 1996 and at June 30, 1996                (5,099)      (6,349)       (6,349)
                                                         -----        -----         -----
                                                        93,872       96,339        95,360
                                                        ------       ------        ------
                                                     $ 506,441    $ 489,474     $ 502,141
                                                     =========    =========     =========

The accompanying notes are an integral part of these financial statements.

EXIDE ELECTRONICS GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited; in thousands)


                                                                 Nine Months Ended
                                                                      June 30,
                                                                -------------------
                                                                  1997        1996
                                                                  ----        ----
Cash flows from operating activities

Net income (loss)                                              $    966    $(11,556)
   Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Depreciation expense                                        7,915       6,317
      Amortization expense                                        8,487       7,413
      Write-off of debt issue costs, net of tax                   2,376          --
      Acquisition and restructuring provisions                       --      13,025
      Increase in accounts receivable                           (10,149)       (348)
      Increase in inventories                                   (14,048)       (700)
      (Increase) decrease in other current assets                (4,813)        196
      Increase (decrease) in accounts payable                    14,426      (3,952)
      Increase in other current liabilities                       7,571       2,288
      Other, net                                                  5,274      (9,261)
                                                                   ----      ------
       Net cash provided by operating activities                 18,005       3,422
                                                                  -----       -----
Cash flows from investing activities
   Acquisitions of property, plant, and equipment                (8,296)     (9,496)
   Acquisitions, net of cash received                              (219)   (162,976)
   Other, net                                                     2,382        (304)
                                                                   ----      ------
       Net cash used in investing activities                     (6,133)   (172,776)
                                                                 ------      ------
Cash flows from financing activities
   Proceeds from bank credit facilities                          84,305     224,640
   Payments of bank credit facilities                           (98,818)   (162,210)
   Issuance of senior subordinated debt, net of fees                 --     116,673
   Issuance of common stock warrants                                 --       3,259
   Issuances of common stock                                        717         187
   Purchases of treasury stock                                       --      (6,926)
   Payments of notes receivable from shareholders                   306         215
   Other, net                                                    (3,455)        456
                                                                  -----       -----
       Net cash provided by (used in) financing activities      (16,945)    176,294
                                                                 ------      ------
Net increase (decrease) in cash and cash equivalents             (5,073)      6,940

Cash and cash equivalents, beginning of period                    7,848       2,787
                                                                 ------      ------
Cash and cash equivalents, end of period                       $  2,775    $  9,727
                                                               ========    ========

Supplemental cash flow disclosures
    Interest paid, net of amounts capitalized                  $ 16,238    $ 11,036
    Income taxes paid                                          $  2,547    $  2,157

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

In the opinion of management, the accompanying consolidated financial statements include all adjustments (which consist of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the nine month periods ended June 30, 1997 and 1996. The results of operations for the nine month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - LICENSE AGREEMENTS

In June 1997, the Company entered into three agreements with a major software company (the "Software Company"). The first agreement consisted of a non-exclusive, non-transferable source code license for the Company's FORESEER product for sale and distribution through the Software Company's sales channels with a royalty payable to the Company of 17.5% of gross sales. The agreement calls for minimum guaranteed royalties of $20 million, with payments of $10 million, $5 million, and $5 million payable on June 30, 1997, 1998, and 1999, respectively.

The second agreement provided the Company with the non-exclusive six year right and license to distribute one of the Software Company's major product lines as a reseller. The Company is committed to purchase $5 million of such products, with payment due on June 30, 1998.

The Company also entered into a multi-year, unrestricted license agreement with the Software Company, covering all of the Software Company's products (including usage and maintenance fees on such products) on a worldwide basis through June 30, 2003. The Company may only use these products for its internal needs and cannot provide data processing services to other companies. After the term of the agreement, the Company will be deemed to have a prepaid license for all such products deployed during the term of the agreement. The license agreement calls for guaranteed payments as follows:

                          June 30,               Millions

                           1998                    $ 4
                           1999                      6
                           2000                      8
                           2001                      8
                           2002                     10
                           2003                     10
                                                    --

                           Total                   $46

For the quarter and nine months ended June 30, 1997, the Company had not recognized any revenue or expense related to these agreements, and had deferred the $10 million royalty payment received on that date.

NOTE 3 - INVENTORIES

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost or market, and consist of the following (in thousands):

                                                June 30,   Sept. 30,   June 30,
                                                   1997        1996       1996
                                                   ----        ----       ----
Raw materials and supplies                      $ 37,662     $33,328    $37,135
Work in process                                    5,640       5,883      6,989
Finished goods                                    41,810      31,712     33,905
Service parts                                     19,961      19,146     18,493
                                                  ------      ------     ------
                                                $105,073     $90,069    $96,522
                                                 =======     =======    =======

                          EXIDE ELECTRONICS GROUP, INC.

NOTE 4 - LONG-TERM DEBT AND EXTRAORDINARY ITEM

In March 1997, the Company entered into an agreement to amend and restate its domestic bank credit facilities with a $170 million senior secured bank credit facility (the "Amended and Restated Credit Facility") comprised of a $125 million revolving credit facility and a $45 million term loan. Borrowings under the revolving credit facility are limited to specified amounts of eligible accounts receivable and inventories. Outstanding borrowings are secured by substantially all the inventories and accounts receivable of the Company, and the pledge of all of the capital stock of all of the Company's material domestic subsidiaries and 66% of the capital stock of certain of its foreign subsidiaries. Amounts outstanding under the Amended and Restated Credit Facility, which was effective April 9, 1997, currently bear interest at LIBOR plus 150 basis points, or the bank's base rate plus 50 basis points, as defined. The 30-day LIBOR rate on June 30, 1997 was 5.72%. The average unutilized daily commitment incurs a commitment fee of .375% per annum, and letters of credit bear a fee of 1.50% per annum. Interest rates on borrowings under the Amended and Restated Credit Facility may vary according to the Company's leverage ratio, as defined. At June 30, 1997, the Company had borrowings of $103.0 million outstanding under the Amended and Restated Credit Facility, and a remaining borrowing capacity of approximately $6.5 million.

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

The Company is subject to certain financial covenants, as defined in the Amended and Restated Credit Facility, including maintaining specified fixed charge coverage and leverage ratios and minimum net worth. The Company and its lending group modified certain covenants in the Amended and Restated Credit Agreement. The most restrictive of these covenants was the leverage ratio which is defined as total debt divided by the sum of EBITDA for the four consecutive quarters ended June 30, 1997. The Company was in compliance with all applicable financial covenants as of June 30, 1997.

Under the terms of the Amended and Restated Credit Facility, the Company is required to cap a portion of its interest rate risk. In April 1996, the Company entered into several two-year interest rate cap agreements for a combined notional principal amount of $65 million, which capped the Company's floating rate LIBOR index to a weighted average rate of 6.5%. Premiums paid for the interest rate cap agreements have been capitalized and are amortized as interest expense over the terms of the caps. Unamortized premiums are included with other assets in the accompanying consolidated balance sheet. There are no amounts receivable under the cap agreements at June 30, 1997. In the future, such receivable amounts, if any, will be accrued as a reduction of interest expense.

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

NOTE 6 - EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," in February 1997. The Company is required to adopt SFAS No. 128 for the year ended September 30, 1998. This statement establishes standards for computing and presenting earnings per share ("EPS") and makes such standards comparable to international EPS standards. The statement requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS calculation to the numerator and denominator of the diluted EPS calculation. If the Company had been required to report EPS under SFAS No. 128, EPS for the quarter and nine months ended June 30, 1997 and 1996 would have been the same as shown.

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

                          EXIDE ELECTRONICS GROUP, INC.

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED JUNE 30, 1997


                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(UNAUDITED; IN THOUSANDS)



Product revenues.......................  $   --      $119,277       $ 47,953       $ (48,046)     $ 119,184
Service revenues.......................      --        20,719          7,855              --         28,574
                                         -------   ------------   -------------   ------------   ------------
          Total revenues...............      --       139,996         55,808         (48,046)       147,758
                                         -------   ------------   -------------   ------------   ------------
Product cost of revenues...............      --        93,882         38,519         (48,222)        84,179
Service cost of revenues...............      --        13,620          5,487              --         19,107
                                         -------   ------------   -------------   ------------   ------------
          Total cost of revenues.......      --       107,502         44,006         (48,222)       103,286
                                         -------   ------------   -------------   ------------   ------------
     Gross profit......................      --        32,494         11,802             176         44,472
Selling, general and administrative
  expense..............................     186        20,902         10,211              --         31,299
Research and development expense.......      --         2,625            442              --          3,067
                                         -------   ------------   -------------   ------------   ------------
          Income (loss) from
            operations.................    (186)        8,967          1,149             176         10,106
Interest expense.......................   6,041           171            371              --          6,583
Interest income........................     (65)           19            (31)             --            (77)
Other (income) expense.................      --         1,498         (1,406)             --             92
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before income taxes......  (6,162)        7,279          2,215             176          3,508
Provision for (benefit from) income
  taxes................................  (2,164)        3,101            751              --          1,688
Minority interests in joint venture....      --            --            (65)              --           (65)
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before equity in income
  of consolidated subsidiaries.........  (3,998)        4,178          1,529             176          1,885
Equity in income of consolidated
   subsidiaries........................   5,883         1,529             --          (7,412)            --
                                         -------   ------------   -------------   ------------   ------------
Net income ........................... $  1,885     $   5,707     $    1,529       $  (7,236)      $  1,885
                                         =======     =========     ==========       =========      =========


                          EXIDE ELECTRONICS GROUP, INC.

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED JUNE 30, 1996



                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(UNAUDITED; IN THOUSANDS)



Product revenues.......................   $  --      $ 89,524        $ 29,533        $(21,977)      $ 97,080
Service revenues.......................      --        26,482           6,687             205         33,374
                                         -------   ------------   -------------   ------------   ------------
          Total revenues...............      --       116,006          36,220         (21,772)       130,454
                                         -------   ------------   -------------   ------------   ------------
Product cost of revenues...............      --        69,852          21,838         (22,173)        69,517
Service cost of revenues...............      --        17,705           3,281             205         21,191
                                         -------   ------------   -------------   ------------   ------------
          Total cost of revenues.......      --        87,557          25,119         (21,968)        90,708
                                         -------   ------------   -------------   ------------   ------------
     Gross profit......................      --        28,449          11,101             196         39,746
Selling, general and administrative
  expense..............................     119        20,619           8,978              --         29,716
Research and development expense.......      --         3,510             385              --          3,895
Acquisition and restructuring expense..      --         3,000              --              --          3,000
                                         -------   ------------   -------------   ------------   ------------
          Income (loss) from
            operations.................    (119)        1,320           1,738             196          3,135
Interest expense.......................   6,921           (35)            243              --          7,129
Interest income........................     (70)           27             (91)             --           (134)
Other (income) expense.................      --           218            (323)             --           (105)
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before income taxes......  (6,970)        1,110           1,909             196         (3,755)
Provision for (benefit from) income
  taxes................................  (2,296)         (141)          1,375              --         (1,062)
Minority interest in joint venture.....      --            --             285              --            285
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before equity in income
  of consolidated subsidiaries.........  (4,674)        1,251             249             196         (2,978)
Equity in income of consolidated
  subsidiaries.........................   1,696           249              --          (1,945)            --
                                         -------   ------------   -------------   ------------   ------------
Net income (loss)..................... $ (2,978)    $   1,500       $     249        $ (1,749)      $ (2,978)
                                        ========    ==========      ==========      ==========      =========

                          EXIDE ELECTRONICS GROUP, INC.

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         NINE MONTHS ENDED JUNE 30, 1997



                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(UNAUDITED; IN THOUSANDS)



Product revenues.......................   $  --      $321,935        $132,704       $(126,329)      $328,310
Service revenues.......................      --        66,408          22,800              --         89,208
                                         -------   ------------   -------------   ------------   ------------
          Total revenues...............      --       388,343         155,504        (126,329)       417,518
                                         -------   ------------   -------------   ------------   ------------
Product cost of revenues...............      --       250,069         106,381        (125,702)       230,748
Service cost of revenues...............      --        44,523          14,941              --         59,464
                                         -------   ------------   -------------   ------------   ------------
          Total cost of revenues.......      --       294,592         121,322        (125,702)       290,212
                                         -------   ------------   -------------   ------------   ------------
     Gross profit......................      --        93,751          34,182            (627)       127,306
Selling, general and administrative
  expense..............................     504        59,518          29,476              --         89,498
Research and development expense.......      --         9,249           1,337              --         10,586
                                         -------   ------------   -------------   ------------   ------------
          Income (loss) from
            operations.................    (504)       24,984           3,369            (627)        27,222
Interest expense.......................  18,787           566           1,303              --         20,656
Interest income........................    (206)          (10)           (153)             --           (369)
Other (income) expense.................      --         3,842          (3,714)             --            128
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before income taxes...... (19,085)       20,586           5,933            (627)         6,807
Provision for (benefit from) income
  taxes................................  (6,689)        8,342           1,685              --          3,338
Minority interest in joint venture.....      --            --             127              --            127
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before extraordinary
  item and equity in income of
  consolidated subsidiaries............ (12,396)       12,244           4,121            (627)         3,342
Extraordinary item.....................   2,376            --              --              --          2,376
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before equity in income
  of consolidate subsidiaries.......... (14,772)       12,244           4,121            (627)           966
Equity in income of consolidated
  subsidiaries.........................  15,738         4,121              --         (19,859)            --
                                         -------   ------------   -------------   ------------   ------------

Net income ........................... $    966     $  16,365       $   4,121        $(20,486)      $    966
                                        ========    ==========      ==========      ==========      =========

                          EXIDE ELECTRONICS GROUP, INC.

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         NINE MONTHS ENDED JUNE 30, 1996



                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(UNAUDITED; IN THOUSANDS)



Product revenues.......................   $  --      $225,118        $ 66,913        $(63,473)      $228,558
Service revenues.......................      --        73,081          13,806              --         86,887
                                         -------   ------------   -------------   ------------   ------------
          Total revenues...............      --       298,199          80,719         (63,473)       315,445
                                         -------   ------------   -------------   ------------   ------------
Product cost of revenues...............      --       178,813          50,672         (63,881)       165,604
Service cost of revenues...............      --        51,318           7,876              --         59,194
                                         -------   ------------   -------------   ------------   ------------
          Total cost of revenues.......      --       230,131          58,548         (63,881)       224,798
                                         -------   ------------   -------------   ------------   ------------
     Gross profit......................      --        68,068          22,171             408         90,647
Selling, general and administrative
  expense..............................     304        51,233          16,661              --         68,198
Research and development expense.......      --         8,496             485              --          8,981
Acquisition and restructuring expense..   1,055        11,866           1,700              --         14,621
                                         -------   ------------   -------------   ------------   ------------
          Income (loss) from
            operations.................  (1,359)       (3,527)          3,325             408         (1,153)
Interest expense.......................  12,335         3,192             534              --         16,061
Interest income........................    (188)          (13)           (144)             --           (345)
Other expense..........................      --            74               6              --             80
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before income taxes...... (13,506)       (6,780)          2,929             408        (16,949)
Provision for (benefit from) income
  taxes................................  (4,866)       (2,509)          1,697              --         (5,678)
Minority interest in joint venture.....      --            --             285              --            285
                                         -------   ------------   -------------   ------------   ------------
Income (loss) before equity in income
  (loss) of consolidated subsidiaries..  (8,640)       (4,271)            947             408        (11,556)
Equity in income (loss) of consolidated
  subsidiaries.........................  (2,916)          947              --           1,969             --
                                         -------   ------------   -------------   ------------   ------------
Net income (loss)..................... $(11,556)    $  (3,324)       $    947        $  2,377     $  (11,556)
                                        ========    ==========      ==========      ==========      =========

                          EXIDE ELECTRONICS GROUP, INC.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                JUNE 30, 1997



                                         PARENT
                                         COMPANY    GUARANTOR     NON-GUARANTOR
                                          ONLY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
(UNAUDITED; IN THOUSANDS)

ASSETS
Current assets
  Cash and cash equivalents............  $    --     $  1,639        $ 1,136       $       --      $  2,775
  Accounts receivable..................       --       83,929         53,684               --       137,613
  Intercompany accounts receivable.....    6,753       88,855         20,596         (116,204)           --
  Inventories..........................       --       84,060         22,590           (1,577)      105,073
  Other current assets.................    5,254       17,340          2,659               --        25,253
                                         -------   ------------   -------------   ------------   ------------
          Total current assets.........   12,007      275,823        100,665         (117,781)      270,714
Property, plant, and equipment, net....       --       42,779          6,693               --        49,472
Goodwill...............................       --       87,694         63,415               --       151,109
Noncurrent intercompany receivables....   62,038      364,431             --         (426,469)           --
Investment in affiliates...............  284,614       99,335             --         (383,344)          605
Other assets...........................    5,878       20,013          8,650               --        34,541
                                         -------   ------------   -------------   ------------   ------------
                                        $364,537     $890,075       $179,423       $ (927,594)     $506,441
                                         =======    =========     ===========       =========     =========


LIABILITIES, REDEEMABLE PREFERRED STOCK AND COMMON SHAREHOLDERS' EQUITY
Current liabilities
  Short-term debt......................  $ 7,000     $     --        $ 5,024       $       --      $ 12,024
  Accounts payable.....................   26,376       42,647         13,907               --        82,930
  Intercompany accounts payable........       --       74,187         42,017         (116,204)           --
  Deferred revenues....................       --       26,057          3,403               --        29,460
  Other accrued liabilities............       --       19,771          8,247               --        28,018
                                         -------   ------------   -------------   ------------   ------------
          Total current liabilities....   33,376      162,662         72,598         (116,204)      152,432
Long-term debt.........................   96,000           --          2,513               --        98,513
Subordinated notes.....................  122,165           --             --               --       122,165
Noncurrent intercompany payables.......       --      426,469             --         (426,469)           --
Deferred liabilities...................      385       16,330          2,609               --        19,324
Minority interests.....................       --           --          1,396               --         1,396
Redeemable preferred stock.............   18,739           --             --               --        18,739
Common shareholders' equity............   93,872      284,614        100,307         (384,921)       93,872
                                         -------   ------------   -------------   ------------   ------------
                                        $364,537     $890,075       $179,423       $ (927,594)     $506,441
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
                                         =======    =========      ==========        =========     =========

                         EXIDE ELECTRONICS GROUP, INC.

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                       NINE MONTHS ENDED JUNE 30, 1997



                                              PARENT
                                              COMPANY     GUARANTOR     NON-GUARANTOR
                                               ONLY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                             ---------   ------------   --------------   ------------   ------------
(UNAUDITED; IN THOUSANDS)

Cash flows from operating activities
  Net income ............................... $    966       $16,365         $ 4,121        $(20,486)      $    966
  Adjustments to reconcile net income to
    cash provided by (used in) operating
    activities:
    Depreciation expense....................       --         6,640           1,275              --          7,915
    Amortization expense....................       --         5,487           3,000              --          8,487
    Write-off of debt issue costs,
      net of tax............................    2,376            --              --              --          2,376
    Equity in income of consolidated
      subsidiaries..........................  (15,738)       (4,121)             --          19,859             --
    (Increase) decrease in accounts
      receivable............................    5,386       (42,699)        (31,030)         58,194        (10,149)
    Increase in inventories.................       --       (11,405)         (3,270)            627        (14,048)
    (Increase) decrease in other current
      assets................................   (4,856)          745            (702)             --         (4,813)
    Increase (decrease) in accounts payable.     (874)       53,141          20,353         (58,194)        14,426
    Increase in other current liabilities...       --         5,100           2,471              --          7,571
    Other, net..............................       --         5,556            (282)             --          5,274
                                             ---------   ------------      --------       ----------   ------------
      Net cash provided by (used in)
         operating activities...............  (12,740)       34,809          (4,064)             --         18,005
                                             ---------   ------------      --------       ----------   ------------
Cash flows from investing activities
  Acquisitions of property, plant,
    and equipment...........................       --        (6,563)         (1,733)             --         (8,296)
  Acquisitions, net of cash received........       --          (219)             --              --           (219)
  Other, net................................   23,580       (22,551)          1,353              --          2,382
                                             ---------   ------------      --------       ----------   ------------
      Net cash provided by (used in)
         investing activities...............   23,580       (29,333)           (380)             --         (6,133)
                                             ---------   ------------      --------       ------------   ----------
Cash flows from financing activities
  Proceeds from bank credit facilities......   77,000            --           7,305              --         84,305
  Payments of bank credit facilities........  (89,500)           --          (9,318)             --        (98,818)
  Issuance of common stock..................      717            --              --              --            717
  Payments of notes receivable from
    shareholders............................      306            --              --              --            306
  Other, net................................      637        (6,061)          1,969              --         (3,455)
                                             ---------   ------------      --------       ----------   ------------
      Net cash used in financing
         activities.........................  (10,840)       (6,061)            (44)              --       (16,945)
                                             ---------   ------------      --------       ----------   ------------
Net decrease in cash and cash equivalents...       --          (585)         (4,488)             --         (5,073)
Cash and cash equivalents, beginning of
  period....................................       --         2,224           5,624              --          7,848
                                             ---------   ------------      --------       ----------   ------------
Cash and cash equivalents, end of period....  $    --      $  1,639         $ 1,136         $    --       $  2,775
                                             =========   ===========    ============       =========    ===========

                          EXIDE ELECTRONICS GROUP, INC.

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

               SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS
                        NINE MONTHS ENDED JUNE 30, 1996

                                               PARENT
                                              COMPANY     GUARANTOR     NON-GUARANTOR
                                               ONLY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                             ---------   ------------   --------------   ------------   ------------
(UNAUDITED; IN THOUSANDS)

Cash flows from operating activities
  Net income (loss)........................  $(11,556)     $ (3,324)       $    947        $  2,377      $  (11,556)
  Adjustments to reconcile net income (loss)
    to cash provided by (used in) operating
    activities:
    Depreciation expense...................        --         5,561             756              --           6,317
    Amortization expense...................        --         6,020           1,393              --           7,413
    Acquisition and restructuring provisions       --        12,950              75              --          13,025
    Equity in (income) loss of consolidated
      subsidiaries.........................     2,916          (947)             --          (1,969)             --
    (Increase) decrease in accounts
      receivable...........................    (1,056)        4,855         (11,584)          7,437            (348)
    (Increase) decrease in inventories.....        --           233            (523)           (410)           (700)
    (Increase) decrease in other current
      assets...............................      (169)        1,206            (841)             --             196
    Increase (decrease) in accounts
      payable..............................     3,041        (1,621)          2,065          (7,437)         (3,952)
    Increase (decrease) in other current
      liabilities..........................     5,341        (3,932)            878               1           2,288
    Other, net.............................        (6)       (9,814)            559              --          (9,261)
                                             ---------   ------------   -------------    ------------   ------------
      Net cash provided by (used in)
         operating activities..............    (1,489)       11,187          (6,275)             (1)          3,422
                                             ---------   ------------   -------------    ------------   ------------
Cash flows from investing activities
  Acquisitions of property, plant, and
    equipment..............................        --        (8,606)           (890)             --          (9,496)
  Acquisitions, net of cash received.......  (162,976)           --              --              --        (162,976)
  Other, net...............................  (108,093)     (259,621)        (73,284)        440,694            (304)
                                             ---------   ------------   -------------    ------------   ------------
      Net cash used in investing
         activities........................  (271,069)     (268,227)        (74,174)        440,694        (172,776)
                                             ---------   ------------   -------------    ------------   ------------
Cash flows from financing activities
  Proceeds from bank credit facilities.....   159,874        57,878           6,888              --         224,640
  Payments of bank credit facilities.......   (33,250)     (127,108)         (1,852)             --        (162,210)
  Issuance of subordinated debt, net
    of fees................................   116,673            --              --              --         116,673
  Issuance of common stock warrants........     3,259            --              --              --           3,259
  Issuance of common stock.................       187            --              --              --             187
  Purchases of treasury stock..............    (6,926)           --              --              --          (6,926)
  Payments of notes receivable from
    shareholders...........................       215            --              --              --             215
  Other, net...............................    32,526       329,120          79,503        (440,693)            456
                                             ---------   ------------   -------------    ------------   ------------
      Net cash provided by financing
         activities........................   272,558       259,890          84,539        (440,693)        176,294
                                             ---------   ------------   -------------    ------------   ------------
Net increase in cash and cash
  equivalents..............................        --         2,850           4,090              --           6,940
Cash and cash equivalents, beginning of
  period...................................        --           593           2,194              --           2,787
                                             ---------   ------------   -------------    ------------   ------------
Cash and cash equivalents, end of period...  $     --     $   3,443        $  6,284        $     --      $    9,727
                                             =========   ===========     ============    ============    ===========


                                       17

NOTE 8 - SUBSEQUENT EVENTS

On July 22, 1997, the Company's Board of Directors voted unanimously to reject the tender offer of a subsidiary of Danaher Corporation to acquire all of the outstanding shares of common stock and Series G preferred stock of the Company at a price of $20 per share and all of the outstanding warrants to purchase common stock at a price of $6.525 per warrant. The Board concluded that such offer was financially inadequate, and authorized management, working with Lazard Freres & Co. LLC, to explore and pursue alternative strategic options available for maximizing shareholder value, including a possible sale of or other extraordinary transaction involving the Company. The Company anticipates incurring significant costs during the fourth quarter of fiscal 1997 for financial advisory, legal and accounting costs in defense of the tender offer.

There are two ongoing legal actions relating to the tender offer. See Item 1, "Legal Proceedings" for a description of those actions.

                          Exide Electronics Group, Inc.
                      Management's Discussion and Analysis
                of Results of Operations and Financial Condition


Overview

Exide Electronics (the "Company") provides Strategic Power Management(TM) solutions to a broad range of businesses and institutions worldwide. The Company's products are used for networking, financial, medical, industrial, telecommunications, military, and aerospace applications -- wherever continuous power is essential to daily operations. Several factors had a significant impact on the Company's results of operations during the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996. These factors include the impact of an extraordinary non-cash charge to write off debt acquisition costs in the second quarter of 1997; the growth in revenues of small uninterruptible power supply ("UPS") products; the overall strong growth in international sales; the acquisition of Deltec Power Systems, Inc. ("Deltec") in March 1996 and the expensing of certain costs associated with the acquisition; the impact of certain restructuring charges recorded in the third quarter of fiscal 1996 to integrate recent acquisitions; and the effect of declining Federal government product and service revenues. The impact of these and other factors on fiscal 1996 is discussed in more depth in "Management's Discussion and Analysis of Results of Operations and Financial Condition" presented in the Company's 1996 Annual Report to Shareholders.

Results of Operations

The following table presents, for the periods shown, revenues; gross profit; selling, general and administrative expense; research and development expense; income from operations; and net income before extraordinary item in millions of dollars, and certain income statement captions as a percentage of related revenues or total revenues.

                                                           Three Months Ended             Nine Months Ended
                                                                June 30,                       June 30,
                                                    --------------------------------------------------------------
                                                         1997            1996           1997            1996
                                                    --------------------------------------------------------------
Revenues
   Network and Communications                              79.1           61.7           217.4          131.4
     Systems(1)
   Enterprise Systems(1)                                   40.1           35.4           110.9           97.1
                                                    --------------------------------------------------------------
     Total products                                       119.2           97.1           328.3          228.5
  Worldwide Services                                       28.6           33.4            89.2           86.9
                                                    --------------------------------------------------------------
      Total revenues                                      147.8          130.5           417.5          315.4

Gross Profit
   Products                                                35.0           27.5            97.6           62.9
   Services                                                 9.5           12.2            29.7           27.7
                                                    --------------------------------------------------------------
      Total gross profit                                   44.5           39.7           127.3           90.6

Selling, general and administrative                        31.3           29.7            89.5           68.2
    expense
Research and development expense                            3.1            3.9            10.6            9.0
Acquisition and restructuring                                 -            3.0               -           14.6
    expense
                                                    --------------------------------------------------------------
      Income (loss) from operations                        10.1            3.1            27.2           (1.2)
Interest/other                                              6.6            6.9            20.4           15.8
Provision (benefit) for income taxes                        1.7           (1.1)            3.3           (5.7)
Minority interests in net income (loss)                    (0.1)           0.3             0.1            0.3
    of subsidiaries
                                                    --------------------------------------------------------------
Income (loss) before extraordinary                          1.9           (3.0)            3.4          (11.6)
    item
Extraordinary item                                            -              -            (2.4)             -
                                                    --------------------------------------------------------------
Net income (loss)                                           1.9           (3.0)            1.0          (11.6)
                                                    --------------------------------------------------------------

Revenue Growth:
   Network and Communications                              28.2%                           65.4%
      Systems(1)
   Enterprise Systems(1)                                   13.3%                           14.2%
                                                       -------------                  -------------
     Total products                                        22.8                            43.6
  Worldwide Services                                      (14.4)                            2.7
                                                       -------------                  -------------
      Total revenues                                       13.3%                           32.4%
                                                       -------------                  -------------

-------------------
(1) During the second quarter of fiscal 1997, the Company organized into new business units, which are now aligned by customer and market focus rather than product lines. The Network and Communications Systems business units have generally replaced the business unit previously reported as Small Systems Group. Enterprise Systems has replaced the Large Systems Group. The effects of any reclassifications were not significant.

                                                     --------------------------------------------------------
                                                         Three Months Ended             Nine Months Ended
                                                              June 30,                      June 30,,
                                                     --------------------------------------------------------
                                                         1997           1996           1997          1996
                                                     --------------------------------------------------------
Margin Data (as a percent of revenues):
Gross Profit
   Products                                               29.4           28.4           29.7         27.5
   Services                                               33.1           36.5           33.3         31.9
                                                     --------------------------------------------------------
      Total gross profit                                  30.1           30.5           30.5         28.7
                                                     --------------------------------------------------------

Selling, general and administrative                       21.2           22.8           21.4         21.6
     expense
Research and development expense                           2.1            3.0            2.5          2.8
Acquisition and restructuring expense                        -            2.3              -          4.6
                                                    ---------------------------------------------------------
      Income (loss) from operations                        6.8            2.4            6.5         (0.4)
                                                    ---------------------------------------------------------


Three months ended June 30, 1997 versus June 30, 1996

Total revenues increased by 13% to $147.8 million in the third quarter of fiscal 1997 from $130.5 million in the third quarter of fiscal 1996, due to a 23% increase in product sales offset by a 14% decrease in service revenues.

Network and Communications Systems revenues for the quarter ended June 30, 1997 increased by $17 million or 28% over the same period of the prior year. Revenue increases were primarily due to continued strong revenue growth in the Prestige product family and in products for the CATV and broadband communications markets, and significantly higher sales of new line-interactive NetUPS products. Sales within the U.S. increased nearly 40% year over year, while sales outside the U.S. increased 16% over the same period last year. International revenues were especially strong in Latin America, aided by the operation of the Company's subsidiary in Brazil. Higher revenues were generally due to a higher number of units sold, as opposed to increased unit prices.

Enterprise Systems revenues for the third quarter of fiscal 1997 increased $4.7 million or 13% over the same period of the prior year, with commercial growth of 31% offset by a scheduled decline in sales under the Company's program with the Federal Aviation Administration (the "FAA Program"). Product revenues under the FAA Program have been declining because the Company has completed the shipment of most of the systems and related ancillary products to the various FAA sites. Commercial sales growth in Enterprise Systems products occurred primarily in international channels, especially the Far East and Latin America. Overall, the number of units shipped increased while the average selling price decreased, reflecting higher unit sales of lower power range products. This trend is consistent with the Company's focus on commercial markets, and the growth in the mid-range market segment.

Service revenues for the third quarter of fiscal 1997 decreased by $4.8 million or 14% over the same period of the prior fiscal year. Commercial service revenues in the U.S. declined 3% due to the movement away from large systems which are more service intensive. International commercial revenues increased 8%, primarily in Canada and Latin America. Federal service revenues declined 59% over the prior year, mainly attributable to the effect of declining FAA site service revenues. At June 30, 1997, installation at all FAA sites was complete. Federal service revenues are expected to decline approximately 50-60% in fiscal 1997 from $35.1 million in fiscal 1996, but the impact is expected to be substantially offset by growth in commercial segments. Service revenue changes were primarily a result of the volume of services provided rather than a change in the price of such services.

Gross Profit

Gross profit increased by $4.8 million in the third quarter of fiscal 1997 over the third quarter of fiscal 1996 to $44.5 million. Gross profit as a percentage of total revenues decreased to 30.1% in the third quarter of fiscal 1997 from 30.5% in the same period of fiscal 1996. Product gross profit margins rose to 29.4% in the third quarter of fiscal 1997 from 28.4% in the same period of fiscal 1996, benefitting from sales of new or lower cost products and improved sales mix. Service margins declined to 33.1% from 36.5% during that same period due primarily to lower service volumes, mix issues and integration costs.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $1.6 million to $31.3 million in the third quarter of fiscal 1997 (21.2% percent of revenues) from $29.7 million in the same period of fiscal 1996 (22.8% of revenues). This increase was primarily due to expanding operations in Europe and Brazil. SG&A expenses are expected to remain at approximately 20-22% of revenues for fiscal 1997.

Research and Development Expense

Research and development expense decreased $0.8 million to $3.1 million in the third quarter of fiscal 1997 compared to the same period of fiscal 1996. As a percentage of revenues, research and development expense decreased to 2.1% in fiscal 1997 from 3.0% in fiscal 1996, due to the integration of engineering efforts. R&D expenses are expected to be approximately 2-3% of revenues for fiscal 1997.

Acquisition and Restructuring Expense

During the quarter ended June 30, 1996, the Company recorded approximately $3.0 million of non-recurring restructuring expenses related to the closing of its Dallas manufacturing facility and the relocation of manufacturing to Raleigh, North Carolina. Restructuring costs consisted primarily of reserves for severance, facilities shutdown costs, and asset valuations.

Income from Operations

Income from operations increased $7.0 million to $10.1 million for the third quarter of fiscal 1997 from $3.1 million in the same period of fiscal 1996. The fiscal 1996 quarter included, as described above, certain one-time restructuring expense and purchase accounting adjustments related to the acquisition of Deltec. Excluding such one-time charges, operating income was up 20%, primarily due to higher revenue volumes. As a percentage of revenues, income from operations (excluding the one-time charges in fiscal 1996) increased to 6.8% in the third quarter of fiscal 1997 from 6.5% in the same period of fiscal 1996.

Interest Expense

Interest expense decreased to $6.6 million in the third quarter of fiscal 1997 from $7.1 million in the same period of fiscal 1996. This decline is due to lower debt balances and reduced interest rates on the Company's domestic credit facility.

Provision (Benefit) for Income Taxes

The provision for third quarter fiscal 1997 income taxes reflects a consolidated effective tax provision of approximately 48% as compared to a benefit of approximately 28% for the same period of fiscal 1996. The fiscal 1996 benefit is due to the loss generated during the quarter. The Company anticipates that its effective tax rate for fiscal year 1997 will be 47-52%, which is impacted by permanent differences, including goodwill related to the acquisition of Deltec.

Income (loss) before Extraordinary Item

Net income for the third quarter of fiscal 1997 was $1.9 million, or $0.15 per fully diluted share, as compared to a net loss of $3.0 million, or $0.33 per fully diluted share, for the same period of fiscal 1996. Excluding the non-recurring items in fiscal 1996 discussed above under "Acquisition and Restructuring Expense" and the effect of one-time purchase accounting adjustments, pro forma net income increased over 200% for the current quarter from $0.5 million in the same quarter of fiscal 1996.

Nine months ended June 30, 1997 versus June 30, 1996

Total revenues increased by 32% to $417.5 million in the nine months ended June 30, 1997 from $315.4 million in the nine months ended June 30, 1996, due to a 44% increase in product sales and a 3% increase in service revenues.

The Company acquired Deltec from Fiskars Oy Ab in March 1996. The acquisition was accounted for using the purchase method of accounting, therefore, Deltec's accounts and results of operations have been included in the Company's financial statements from the closing date forward. The nine month period ended June 30, 1996 includes Deltec's operating results for approximately three and one-half months. A more complete discussion of this effect can be found in "Management's Discussion and Analysis of Results of Operations and Financial Condition" presented in the Company's 10-Q for the quarter ended March 31, 1997.

Network and Communications Systems revenues for the nine months ended June 30, 1997 increased by $86.0 million or 65% over the same period of the prior year. Both U.S. and international revenues increased over 50%, with sales abroad accounting for approximately 48% of total Network and Communications Systems revenues. Sales of the Prestige product family increased approximately 30% for the first nine months of fiscal 1997 compared to the same period in fiscal 1996. Sales of the Company's new line-interactive products accounted for over 25% of Network and Communications Systems revenues in the first nine months of fiscal 1997. Increased revenues were generally due to higher unit sales as opposed to increased unit prices.

Enterprise Systems revenues for the nine months ended June 30, 1997 were 14% higher than in the same period of fiscal 1996, due primarily to growth exceeding 50% in international channels, offset by declines in sales under the FAA Program. Product revenues under the FAA Program have been declining because the Company has completed the shipment of most of the systems and related ancillary products to the various FAA sites. International revenue growth was mostly in Latin America and the Far East.

Service revenues for the first nine months of fiscal 1997 increased by $2.3 million or 3% over the same period of fiscal 1996. Commercial domestic service revenues grew by about 13% due to increased battery service and UPS module upgrade sales, coupled with incremental service revenues from the Deltec acquisition. International service sales increased 51%, due to higher sales in Europe, including incremental revenues generated by Deltec. As expected, Federal service revenues decreased over the prior year by approximately 44%, mainly due to the decline in FAA site service revenues.

Gross Profit

Gross profit increased by $36.7 million in the first nine months of fiscal 1997 over the same period of fiscal 1996 to $127.3 million. Gross profit as a percentage of total revenues increased to 30.5% for the first nine months of fiscal 1997 from 28.7% in the same period of fiscal 1996. Product gross profit margins rose to 29.7% in the first nine months of fiscal 1997 from 27.5% in the same period of fiscal 1996, while service margins increased to 33.3% from 31.9% during that same period. Product gross profit margins rose due to new products, reduced costs and better product mix. Service margins increased primarily due to higher mix of commercial service revenues.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $21.3 million to $89.5 million in the first nine months of fiscal 1997 (21.4% of revenues) from $68.2 million in the same period of fiscal 1996 (21.6% of revenues). Selling, general and administrative expenses increased due to incremental costs related to the consolidation of Deltec, the amortization of intangible assets generated by recent acquisitions, expanding operations in Europe, and the operations of the Company's subsidiaries in Brazil and India.

Research and Development Expense

Research and development expense increased $1.6 million in the first nine months of fiscal 1997 compared to the same period of fiscal 1996, to $10.6 million (2.5% of revenue) from $9.0 million (2.8% of revenue). Increased research and development expenses were primarily due to incremental costs for the inclusion of Deltec and the cost of introducing over 30 new products in the second quarter of fiscal 1997.

Acquisition and Restructuring Expense

During the third quarter of fiscal 1996, the Company recorded approximately $3.0 million of non-recurring restructuring expenses related to the closing of its Dallas manufacturing facility and the relocation of manufacturing to Raleigh, North Carolina. Restructuring costs consisted primarily of reserves for severance, facilities shutdown costs, and asset valuations.

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

Income (loss) from Operations

Income from operations increased $28.4 million to $27.2 million for the first nine months of fiscal 1997 from an operating loss of $1.2 million in the same period of fiscal 1996. The fiscal 1996 period included, as described above, certain one-time acquisition and restructuring expense. Excluding such one-time charges, operating income was up over 100%, primarily due to improved gross margins and higher revenue volumes. As a percentage of revenues, income from operations (excluding the one-time charges in fiscal 1996) increased to 6.5% in the first nine months of fiscal 1997 from 4.3% in the same period of fiscal 1996.

Interest Expense

Interest expense increased to $20.7 million in the first nine months of fiscal 1997 from $16.1 million in the same period of fiscal 1996, which included a one-time non-recurring charge of $4.4 million for interest and fees related to the Deltec acquisition. The Company incurred approximately $15.5 million in interest expense during the first nine months of fiscal 1997 related to the financing of the Deltec acquisition, including interest on $125 million of senior subordinated notes, versus $7.1 million in the corresponding period of fiscal 1996.

Provision (benefit) for Income Taxes

The provision for income taxes for the first nine months of fiscal 1997 reflects a consolidated effective tax provision of approximately 49% as compared to a benefit of approximately 33.5% for the same period of fiscal 1996. The Company anticipates that its effective tax rate for fiscal year 1997 will be 47-52%, which is impacted by permanent differences, including goodwill related to the acquisition of Deltec.

Income (loss) before Extraordinary Item

Income before extraordinary item for the first nine months of fiscal 1997 was $3.3 million, or $0.23 per fully diluted share, as compared to a net loss of $11.6 million, or $1.26 per fully diluted share, for the same period of fiscal 1996. Excluding the 1996 non-recurring charges discussed above under "Acquisition and Restructuring Expense" and the effect of one-time purchase accounting adjustments, income before extraordinary item for the first nine months of fiscal 1996 would have been $2.6 million or $0.23 per fully diluted share.

Extraordinary Item

During the second quarter of fiscal 1997, the Company took a one-time non-cash charge of $2.4 million, net of tax, or $0.24 per fully diluted share, for the write-off of debt acquisition costs related to the replacement of the original credit facility with a new domestic credit facility.

Quarterly Operating Results

The Company's quarterly operating results have fluctuated significantly. Quarterly results depend upon the timing of product shipments and major systems implementation services, which can be influenced by a number of factors. Some of these factors are beyond the Company's control. The fourth quarter typically has produced the largest portion of the Company's revenues and income. The Company believes that the fourth quarter results reflect increased shipments resulting from management incentives that are tied to annual sales performance, and increased sales prompted by weather-related power disturbances during the spring and summer months. The first quarter has typically produced the smallest portion of the Company's revenues and income, so that there has been a historical reduction in the Company's first quarter results as compared to the previous fiscal year's fourth quarter. During fiscal years 1996, 1995 and 1994, revenues generally increased for each quarter during the fiscal year, but revenues for the first quarter were lower than revenues for the fourth quarter of the preceding year.

Selling, general and administrative, and research and development expenditures are incurred to support projected annual sales. These expenses do not necessarily vary proportionately with revenues on a quarterly basis. As a result, variations in quarterly revenues may not be accompanied by an equivalent change in expenses; therefore, operating margins can vary significantly between quarters.

Liquidity and Financial Condition

At June 30, 1997, the Company had $118.3 million of working capital, as compared to $115.9 million at September 30, 1996 and $121.5 million at June 30, 1996. The decrease of approximately $3.2 million in working capital from June 30, 1996 is primarily the result of an increase in accounts receivable and inventory balances, offset by higher accounts payable and deferred revenues. Inventory levels are tied to anticipated fourth quarter sales, while accounts receivable reflect higher sales at the end of the third quarter. Working capital has been used to pay down the Company's senior debt, which has decreased $30 million since June 30, 1996. Cash provided by operations was $8.0 million in the third quarter of fiscal 1997, as compared to $10.6 million in the third quarter of fiscal 1996, with the reduction primarily due to an increase in accounts receivable. For the first nine months ended June 30, 1997, the Company generated $18.0 million of cash from operations compared to $3.4 million for the same period of fiscal 1996, primarily due to increased current liabilities balances.

During the first nine months of fiscal 1997, the Company invested approximately $8.3 million in capital expenditures, as compared to approximately $9.5 million in the same period of fiscal 1996. Capital expenditures for fiscal 1997 are expected to approximate $10 to $12 million.

In March 1997, the Company entered into an agreement to amend and restate its domestic bank credit facilities with a $170 million senior secured bank credit facility (the "Amended and Restated Credit Facility") comprised of a $125 million revolving credit facility and a $45 million term loan. Borrowings under the revolving credit facility are limited to specified amounts of eligible accounts receivable and inventories. Outstanding borrowings are secured by substantially all the inventories and accounts receivable of the Company, and the pledge of all of the capital stock of all of the Company's material domestic subsidiaries and 66% of the capital stock of certain of its foreign subsidiaries. Amounts outstanding under the Amended and Restated Credit Facility, which was effective April 9, 1997, currently bear interest at LIBOR plus 150 basis points, or the bank's base rate plus 50 basis points, as defined. The 30-day LIBOR rate on June 30, 1997 was 5.72%. The average unutilized daily commitment incurs a commitment fee of .375% per annum, and letters of credit bear a fee of 1.50% per annum. Interest rates on borrowings under the Amended and Restated Credit Facility may vary according to the Company's leverage ratio, as defined. At June 30, 1997, the Company had borrowings of $103.0 million outstanding under the Amended and Restated Credit Facility, and a remaining borrowing capacity of approximately $6.5 million.

The amendment and restatement of the credit agreement described above constituted a substantial modification in the terms of the agreement and was treated as an early extinguishment of debt. Accordingly, in the second quarter of fiscal 1997 the Company wrote off approximately $3.7 million ($2.4 million after tax) of unamortized debt acquisition costs related to the replacement of the original credit facility as an extraordinary item.

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

The Company is subject to certain financial covenants, as defined in the Amended and Restated Credit Facility, including maintaining specified fixed charge coverage and leverage ratios and minimum net worth. The Company and its lending group modified certain covenants in the Amended and Restated Credit Facility. The most restrictive of these covenants was the leverage ratio, which is defined as total debt divided by the sum of EBITDA for the four consecutive quarters ended June 30, 1997. The Company was in compliance with all applicable financial covenants as of June 30, 1997.

Under the terms of the Amended and Restated Credit Facility, the Company is required to cap a portion of its interest rate risk. In April 1996, the Company entered into several two-year interest rate cap agreements for a combined notional principal amount of $65 million, which capped the Company's floating rate LIBOR index to a weighted average rate of 6.5%. Premiums paid for the interest rate cap agreements have been capitalized and are amortized as interest expense over the terms of the caps. Unamortized premiums are included with other assets in the accompanying consolidated balance sheet. There are no amounts receivable under the cap agreements at June 30, 1997. In the future, such receivable amounts, if any, will be accrued as a reduction of interest expense.

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

License Agreements

In June 1997, the Company entered into three agreements with a major software company (the "Software Company"). The first agreement consisted of a non-exclusive, non-transferable source code license for the Company's FORESEER product for sale and distribution through the Software Company's sales channels with a royalty payable to the Company of 17.5% of gross sales. The agreement calls for minimum guaranteed royalties of $20 million, with payments of $10 million, $5 million, and $5 million payable on June 30, 1997, 1998, and 1999, respectively.

The second agreement provided the Company with the non-exclusive six year right and license to distribute one of the Software Company's major product lines as a reseller. The Company is committed to purchase $5 million of such products, with payment due on June 30, 1998.

The Company also entered into a multi-year, unrestricted license agreement with the Software Company, covering all of the Software Company's products (including usage and maintenance fees on such products) on a worldwide basis through June 30, 2003. The Company may only use these products for its internal needs and cannot provide data processing services to other companies. After the term of the agreement, the Company will be deemed to have a prepaid license for all such products deployed during the term of the agreement. The license agreement calls for guaranteed payments as follows:

                          June 30,               Millions

                           1998                    $ 4
                           1999                      6
                           2000                      8
                           2001                      8
                           2002                     10
                           2003                     10
                                                    --

                           Total                   $46

For the quarter and nine months ended June 30, 1997, the Company had not recognized any revenue or expense related to these agreements, and had deferred the $10 million royalty payment received on that date.

Litigation

For a discussion of pending litigation, see Item 1, "Legal Proceedings" elsewhere in this Form 10-Q.

Contingencies

Government Contract Matters

Sales to the Federal government accounted for approximately 6% and 14% of total revenues for the nine months ended June 30, 1997 and 1996, respectively, and approximately 13% and 27% of total revenues for fiscal years 1996 and 1995, respectively. The Company's contracts with the Federal government have no significant minimum purchase commitments, and the government may cease purchases under these contracts at any time for any reason. These contracts are subject to termination at the convenience of the government pursuant to the terms of the contracts. The Company's compliance with government contract regulations is audited or reviewed from time to time by government auditors, who have the right to audit the Company's records and the records of its subcontractors during and after completion of contract performance, and may recommend that certain charges be treated as unallowable and reimbursement be made to the government. The Company provides for estimated unallowable charges and voluntary refunds in its financial statements, and believes that its provisions are adequate as of June 30, 1997.

Foreign Currency Exposures

International sales accounted for approximately 43% and 37% of total revenues for the nine months ended June 30, 1997 and 1996, respectively, and approximately 37% and 31% of total revenues for fiscal years 1996 and 1995, respectively. A significant portion of the Company's international sales are denominated in foreign currencies. As of June 30, 1997, the Company had accounts receivable totaling approximately $16.2 million that were exposed to fluctuations in exchange rates. European, Canadian, and Japanese currencies have been especially volatile over the last two years. Fluctuations in foreign currency exchange rates adversely impacted the Company's revenues by approximately $6 million for the nine months ended June 30, 1997. As of June 30, 1997, approximately 35% of the Company's total assets were located outside the United States, primarily in Canada and Europe. Fluctuations in the recorded value of the Company's net investment in its international subsidiaries resulting from changes in foreign exchange rates are recorded in the cumulative translation adjustments component of common shareholders' equity. The Company hedges these risks using a combination of natural hedges such as foreign currency denominated borrowings and, from time to time, foreign currency financial instruments.

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

Subsequent Event

On July 22, 1997, the Company's Board of Directors voted unanimously to reject the tender offer of a subsidiary of Danaher Corporation (NYSE: DHR) to acquire all of the outstanding shares of common stock and Series G preferred stock of the Company at a price of $20 per share and all of the outstanding warrants to purchase common stock at a price of $6.525 per warrant. The Board concluded that such offer was financially inadequate, and authorized management, working with Lazard Freres & Co. LLC, to explore and pursue alternative strategic options available for maximizing shareholder value, including a possible sale of or other extraordinary transaction involving the Company. The Company anticipates incurring significant costs during the fourth quarter of fiscal 1997 for financial advisory, legal and accounting costs in defense of the tender offer.

For additional information regarding Company activities related to the Danaher tender offer, see the Company report on Schedule 14D-9, filed with the Securities and Exchange Commission on July 22, 1997, which Schedule is hereby incorporated by reference.

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

                           PART II - OTHER INFORMATION

                                 JUNE 30, 1997

ITEM 1.  Legal Proceedings

In conjunction with the tender offer commenced on July 10, 1997 by PQR Acquisition Corporation ("Bidder"), a wholly-owned subsidiary of Danaher Corporation ("Danaher"), to purchase all of the outstanding equity securities of the Company (the "Danaher Offer") (as discussed in Note 8 of notes to consolidated financial statements), Danaher and Bidder filed a suit encaptioned Danaher Corporation and PQR Acquisition Corp. v. Exide Electronics Group, Inc., et al. (C.A. No. 15796) in the Court of Chancery of the State of Delaware, New Castle County, on July 9, 1997, against the Company and the members of the Board of Directors of the Company (the "Board"). The complaint alleges, among other things, that the Defendants have refused and will refuse to deal in good faith with Danaher in negotiating an acquisition of the Company by Bidder and have taken certain actions in response to Danaher's expression of interest in such an acquisition, which conduct is alleged to be in breach of the fiduciary duties of the Board to the Company's shareholders. In particular, the complaint alleges that the Board acted in violation of its fiduciary duties in amending Exide's By-Laws to provide for certain time periods with respect to any stockholder call for a special meeting. The complaint seeks as relief, among other things, (i) to compel redemption of the Company's preferred stock purchase rights, (ii) to compel the Board to render Section 203 of the General Corporation Law of the State of Delaware inapplicable to the proposed acquisition in connection with the Danaher Offer, (iii) to compel the Board to call a special meeting of its stockholders at an unspecified future date, (iv) to enjoin the Board from taking any action that would impede or interfere with the Danaher Offer or the exercise by Exide's stockholders of their franchise and (v) to enjoin the Board from taking any actions inconsistent with their fiduciary obligations to Exide's stockholders. The time for the defendants to move or answer has not yet elapsed. The Company believes the claims of Danaher and Bidder are without merit.

On July 9, 1997, a purported class action encaptioned Rima Spielman v. Exide Electronics Group, Inc. et al. (C.A. No. 15800) was commenced in the Delaware Chancery Court against the Company and the members of the Board (the "Shareholder Action"). The Shareholder Action was purportedly brought on behalf of the public stockholders of the Company. The complaint alleges, among other things, that (i) the defendants have refused to take the steps necessary to maximize stockholder value, including properly considering the Danaher Offer,
(ii) by purportedly failing and refusing to take such steps, including adequately considering the Danaher Offer, the defendants have breached their fiduciary duty to the plaintiff and the public stockholders and are using their fiduciary positions of control to thwart others in their legitimate attempts to acquire the Company and (iii) the members of the Board have purportedly attempted to entrench themselves in their positions with the Company by instituting certain By-Law amendments. The Shareholder Action seeks, as relief, among other things, (i) to require the directors to cooperate with any person or entity, including Danaher, having a bona fide interest in proposing any transaction that would maximize stockholder value, including a merger or acquisition of the Company, (ii) to enhance the value and attractiveness of the Company as a merger/acquisition candidate, (iii) to take all appropriate steps to create an active auction of the Company and (iv) to have such By-Law amendment declared void. The time for the defendants to move or answer has not yet elapsed. The Company believes the claims of Danaher and Bidder are without merit.

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

ITEM 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

      Exhibit
      Number   Description

        10 Exide Electronics Source License agreement, dated June 30, 1997, among Exide Electronics Group, Inc. and Computer Associates International, Inc.

        10(a) Reseller agreement, dated June 30, 1997, among Exide Electronics Group, Inc. and Computer Associates International, Inc.

        10(b) Computer Associates License agreement, dated June 30, 1997, among Exide Electronics Group, Inc. and Computer Associates International, Inc.

        11     Statement of Computation of Per Share Earnings.

        19 Schedule 14D-9 of Exide Electronics Group, Inc. filed with the Securities and Exchange Commission on July 22, 1997 (which
               Schedule is hereby incorporated by reference).

        27     Financial Data Schedule.


    (b) Reports on Form 8-K

     Report on Form 8-K dated July 9, 1997, containing the Company's news release with respect to the Danaher tender offer. Also included with this report were the Company's amended and restated by-laws (as of June 23, 1997).

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


                                 EXIDE ELECTRONICS GROUP, INC.
                                  (Registrant)



Date:  August 14, 1997    By:  /s/MARTY R. KITTRELL
                                  Marty R. Kittrell
                                  Vice President and
                                  Chief Financial Officer

                          EXIDE ELECTRONICS GROUP, INC.

                            EXHIBIT INDEX - FORM 10-Q

                                  JUNE 30, 1997
      Exhibit
      Number   Description

        10 Exide Electronics Source License agreement, dated June 30, 1997, among Exide Electronics Group, Inc. and Computer Associates International, Inc.

        10(a) Reseller agreement, dated June 30, 1997, among Exide Electronics Group, Inc. and Computer Associates International, Inc.

        10(b) Computer Associates License agreement, dated June 30, 1997, among Exide Electronics Group, Inc. and Computer Associates International, Inc.

        11     Statement of Computation of Per Share Earnings.

        19 Schedule 14D-9 of Exide Electronics Group, Inc. filed with the Securities and Exchange Commission on July 22, 1997 (which
               Schedule is hereby incorporated by reference).

        27     Financial Data Schedule.